Form 10-K/A
period 1994-09-30
AGTSPORTS INC
filed 1995-12-28
CIK 791118

6






December 18, 1995

Mr. Charles A. Sjoquist
Branch Chief
Securities and Exchange Commission
Washington, D.C.  20549

RE:  AGTsports, Inc.
     Form 10-KSB (FYE September 30, 1994)
     Form 10-QSB (Quarter ended June 30, 1995)
     File No.  0 21914

Dear Mr. Sjoquist:

This letter is in response to your November 28, 1995 letter regarding the AGTsports, Inc. (AGT) Form 10-KSB and Form 10-QSB filing. Concurrently with the transmittal of this letter, we have filed an amended Form 10-KSB, Form 10-QSB and Form 8-K to reflect the changes made as a result of your comment letter. The paragraphs in this letter correspond those in your comment letter.

Both the Chief Executive Officer and the President of AGTsports, Inc. were working out of the country in November and early December. Your facsimile of November 28, 1995 was not available for review until December 5, 1995. The Company and its management have made efforts to provide all additional information as requested.

Please note the company is current in all of its filings and reports with the filing of the Form 8-K and is not required to file any delinquent reports. The audit of the fiscal year ending September 30, 1995 is in process and the Form 10-KSB for this fiscal year will be filed upon its completion.

General

Item 1: The firm of T. Alan Walls, CPA, P.C. original agreement was with American Consolidated Growth Corporation (AMGC), an affiliated company of AGT. The original agreement with AMGC was that AMGC would accept responsibility for payments to the firm for all services rendered to AMGC or its affiliates. In February, 1995 it became clear that AMGC would not be able to fulfill this responsibility thus causing the firm to be a creditor and therefore no longer independent. The firm gave notice to AMGC, AGT and its other affiliated companies of its resignation. AGT inadvertently failed to file a form 8-K. A new auditor has been engaged to complete the audit of the fiscal year ended September 30, 1995. The changes at AMGC in early 1995 also caused AMGC to change its management, as well as the termination by AGT of the accounting contractor preparing monthly financial statements for AGT. The CEO of AGT later approached T. Alan Walls about continued work with the company. In July, 1995, T. Alan Walls became president of AGTsports, Inc. as noted in a Form 8-K filing.



Management, Discussion and Analysis, Pages 8-9

Item 2 - The requested revision has been made.

Item 3 - The requested revision has been made. The issue of going concern is only required for consideration over the twelve months following the date of the financial statement. It may be noted that your letter to the company is dated after the end of that twelve month period.

Item 4 - The requested revision has been made.

Item 5 - The appropriate disclosure has been added.

Item 6 - The requested wording changes have been made for clarification.

Item 7 - The appropriate discussion has been added as requested.

Item 8 - The appropriate discussion has been added as requested.

Item 9 - The requested wording changes have been made for clarification.

Item 10 - The appropriate discussion has been added as requested.

Auditor's Report

Item 11 - The requested information is presented in the last paragraph of the opinion.

Item 12 - The opinion has been amended as appropriate.

Item 13 - The audit report of the prior auditors will be requested and included in an amended filing as soon as it is made available.

Item 14 - The opinion has been revised as appropriate.

Consolidated Balance Sheet, Page F-3

Item 15 - The appropriate disclosure has been added.

Item 16 - The appropriate disclosure has been added.

Item 17 - The appropriate disclosure has been added.

Item 18 - The capital structure in the balance sheet has been revised for the common stock split in May of 1993 and the reverse preferred stock split in fiscal year 1994. The disclosures of these matters have been revised as appropriate.

Consolidated Statements of Income, Page F-4

Item 19 - The appropriate disclosure has been added.

Item 20 - The appropriate disclosure has been added.

Item 21 - The per share computation retroactively restated based on the number of shares outstanding as a result of the reverse split in May 1993 was properly completed in the initial filing.

Consolidated Statements of Shareholders' Equity, Pages F-5 - F-7

Item 22 - The appropriate disclosure has been added.

Item 23 - The appropriate disclosure has been added.

Note  1  -  Organization  and summary of  Significant  Accounting
Policies, Pages F-11 - F-13

Item 24 - The appropriate disclosure has been added.

Item 25 - The appropriate disclosure has been added.

Item 26 - The appropriate disclosure has been added.

Note 2 - Related Party Transactions and Note 17 - Restatement  of
September 30, 1993 Financial Statements, Pages F-13 - F-23

Item 27 - The appropriate disclosure has been added.

Item 28 - The accounting treatment of the rescission of the repayment of the related party loan in fiscal year ended September 30, 1994 was to record the transaction in this fiscal year only. The assets were recorded on the books and the related liability was also recorded on the books. There was no gain or loss recorded on the transaction.

Item 29 - The paragraph discussing the 90 day unsecured loans in the footnote is from a note in the 1993 audit report utilized in the 1994 audit report since comparative information was provided in Footnote 6 of the 1994 report. The anticipated private placement for early fiscal year 1994 was not completed, otherwise it would have been fully discussed in the 1994 audit report. One of the notes was converted to common stock and one of the notes continued to get periodic cash payments.

Item 30 - The appropriate disclosure has been added.

Note 4 - Limited Partnership, Page F-15

Item 31 - The appropriate disclosure has been added.

Note 5 - Property, Plant and Equipment, Page F-16

Item 32 - The appropriate disclosure has been added.

Item 33 - The appropriate disclosure has been added.

Note 7 - Leases, Page f-18

Item 34 - The appropriate disclosure has been added.

Note 11 - Key Employees and Relationships, Page F-20

Item 35 - The appropriate disclosure has been added.




Note 12 - Company Stock Option Plans, Page F-21

Item 36 - The appropriate disclosure has been added.

Note 16 - Investments, Page F - 22

Item  37  -  The appropriate disclosure has been added.(Reference
Note 4)

Note 18 - Major Customers, Page F-23

Item  38  -  The  legal matter is a dispute over  a  billing  for services. It was deemed to be immaterial. Some accrual for liability has been allowed for in the financial statements. The legal matter was deemed not to be material. The appropriate disclosure has been added as requested.

Note 19 - Subsequent Events, Page F-23

Item 39 - The appropriate disclosure has been added.

Form 10-QSB For the Quarter Ended June 30, 1995

Item 40 - Please refer to "item 1".

Quarterly Income Consolidation, Page 4

Item 41 - The appropriate revision has been made.

Management's Discussion and Analysis, Page 6

Item 42 - The appropriate disclosure has been added.

Item 43 - The appropriate disclosure has been added.

Item 44 - The appropriate disclosure has been added.

Item 45 - There was no write down of investment in the first quarter of 1995. The decrease in the investment carrying amount is due to either sale of or issuance for services of some of the investment holdings.

Item 46 - The appropriate disclosure has been added.


GENERAL INFORMATION

Questions concerning accounting should be directed to Alan Walls,
(423)  434-2220.  All other questions should be directed to David
Wagner (303)793-0304.

Very truly yours,
AGTsports, Inc.



T. Alan Walls
President
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          FORM 10-KSB/A
                         AMENDMENT NO. 3

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934
               For the fiscal year ending September 30, 1994
                    Commission File Number 0-21914

                         AGTsports, Inc.
     (Exact name of registrant as specified in its charter)

                            Colorado
                           84-1165916
    (State of incorporation )                         (I.R.S.
                  Employer Identification No.)

     6890 S. Tucson Way, Suite 202, Englewood, Colorado
80112
               (Address of principle executive offices)
                           (Zip Code)

                         (303) 792-5000
       (Registrant's telephone number including area code)

   Securities registered pursuant to Section 12(b) of the Act:
                              None

   Securities registered pursuant to Section 12(g) of the Act:

                         Title of Class
                  Common Stock $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes [X]                       No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year:
$1,208,456.
      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as the average bid and asked prices as of September 30, 1994, was $14,687,667.

      The number of shares of Common Stock, $.001 par value, outstanding on September 30, 1994 was 4,641,124 shares.
               DOCUMENTS INCORPORATED BY REFERENCE
           Documents incorporated by reference are found in  Item
13.


                             PART I

Item 1.        Description of Business

Organization

       AGTsports, Inc. has been a developmental Colorado corporation since 1991 and intends to engage in the marketing and development of The Golf Players System (GPS). AGTsports, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on January 6, 1986, under the name, American Merger Control, Inc., as a blind pool for the purpose of investing in any and all types of assets, properties and businesses.

      On May 15, 1991, the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to acquire a division of ACGC known as Advance Golf Technologies, Inc. ("AGT"). The Company issued 15,851,940 shares (Pre 1 for 10 reverse split.) to ACGC. Pursuant to this agreement, the Company formally established the name "Advance Golf Technologies, Inc." as its trade name or dba. As a result of this transaction, ACGC became the majority shareholder of the Company. Through the additional financing of the Company, ACGC has reduced its holdings of the Company to 8.37% of the outstanding shares. ACGC also has 1,000,000 shares of preferred stock of AGTsports, Inc. which accounts for 100% of the outstanding preferred shares.

      In May 1993, the Company reverse split its common stock on the basis of one share for every ten shares previously outstanding. In June 1993, the Company changed its name to
AGTsports, Inc. The Company has not been subject to any bankruptcies, receiverships or similar proceedings.

Proposed Business

      AGTsports, Inc. is creating a family of strategically located subsidiary companies that will develop a global computer information network for the recreation industry. The Golf Players System Network (GPSN) blends leading edge hardware technology with a series of proprietary software modules. This unique integrated system allows individuals, recreational facilities and corporations to link together forming an effective and efficient golf information network. This system's integration process enables AGTsports, Inc. and its golf technology partners to act as a single point of technology contact. The Company will plan, design, implement and manage solutions that integrate hardware, software and services to address a customer's business needs and specific organizational requirements.

      The Company is building a series of wholly owned companies that will be responsible for the operation and expansion of the network in a particular region of the world including all marketing and sales decisions for each region or country. Each Company will begin to link its local consumers together to form a local area network with access to a national or geographic wide area network. AGTsports, Inc. then links each of these organizations together forming the global GPS network. Regional headquarters will be strategically located throughout the world. Initially, these companies will be wholly owned by AGTsports, Inc., except in countries like Japan where the amount of foreign ownership is restricted. Gradually, ownership will change over to the local companies and AGTsports, Inc. will retain a revenue, rather than an ownership, position within each subsidiary.
      AGTsports, Inc. has taken a unique approach to providing business solutions for recreation markets. The Company has developed numerous Microsoft Windows driven software products that manage networked applications. This allows AGTsports to introduce recreational participants, organizations and businesses to many different software applications that are easy to use. Once users become familiar with these unique products and services, the Company can provide them with other innovative business or consumer service applications.

Products of AGTsports, Inc

The Golf Players System

     The Company has developed an integrated software package for the golf industry. The Golf Players System (GPS) is a complete tournament management and statistical analysis system that is the front end for the network being built by the Company. The GPS has the ability to set up, handicap and score tournaments using the standard handicaps sanctioned by national and international golf associations (U.S.G.A., Royal & Ancient, etc.). Additionally, the Company has formulated a proprietary handicap (Players Merit) and course rating (Course Merit) method based on real data rather than subjective evaluation. This tournament scoring method lets the Company manage competitions played simultaneously on multiple courses. By networking golf courses, associations, corporations and individual golfers, the Company can also provide a variety of products and services to all facets of the golf industry.

      The GPS system uses a specially designed, copyrighted scorecard that is optically scanned. Each mark on the card can generate over 1,100 different statistics on golfer ability and course difficulty. The golf course can be rated after 50 rounds of golf are played by golfers representing different skill levels. However, the more data on a golf course, the more accurate the course rating. At 500 rounds, the course will hit its statistical tolerance (meaning it will not move very much). The course is constantly being re-rated as it weighs the most recent 50 rounds after it hits statistical tolerance on any given golf course. This will help golfers when they must play in bad weather or in seasons when golf courses can play much differently. This concept is very similar to the "Standard Scratch" theory used by the R & A, Union of Ireland and Australia. In essence, they change what we would call par in the United States to reflect the current conditions. The difference being, the GPS uses hard data and these other systems use a subjective judgment. Using this technology, the average U.S. course can be rated in less than a week.

      The Players Merit and the Course Merit are the factors comprising the Company's proprietary handicapping method. The Players Merit is the equitable computation of a golfer's ability level derived from the proper input of real data by the player or system administrator. Course information (i.e. bunkers, penalty shots and excessive putts) is figured into the Course Merit whereas the physical strokes, tee to green, are part of the Players Merit with an adjustment for course distance.

     Additionally, all accumulated course information generates a course difficulty rating for each tee box and every level of ability. These Course Merits are 'real time' and based on real data. The GPS Course Merits are derived from how each level of ability plays the course. The USGA's slope rating is the same for all skill levels.

     The GPS and on-line network are written for the Microsoft NT and Windows environment, making the system very user friendly. The GPS gathers data using optical scanning, touch screen and standard input devices. These combined technologies enable the system to compute statistical analysis, time-efficient tournament scoring and the Company's proprietary handicap method. The basic GPS contains 24 separate modules which are currently in various stages of development. The GPS begins with a core statistical software program that administers player and course information and lets the user access additional applications and service
modules.   One  of  these  modules,  International  Handicapping,
calculates the handicap formulas used by golf associations throughout the world. This International Handicapping module is an integral part of tournament management. An individual league, corporation, golf course or local organization can use any one of the different mathematical equations to score their competitions as they wish. It is not the Company's intent to sanction handicaps used by the various other golf associations with the exception of the Players Merit.

      A Tournament Statistical Program was developed for use by the PGA European Tour. This program is a Windows based application. The program provides the PGA European Tour members with over 1100 different statistics about their games. As part of our 1994 Tour Agreement, AGTsports provided information for all of the tournament events held in Europe from February 22 through the end of the season. The Company will be making some modifications to the current program to supply additional information to the players.

     AGTsports saw a need in the market place for a consumer golf show. In April of 1994, the Company started its first golf show and exhibition. The show was a success and the Company has decided to make the consumer golf show an annual event in Denver.

Markets of AGTsports, Inc.

      The Company's initial marketing plan was focused completely within the United States but now has expanded to include Europe and Asia. Under the original plan, the United States was to regionalized and then territorialized. Two regions were sold under this plan and the Company is negotiating to regain marketing control in those two regions. The market conditions have changed since this plan was implemented. The Company will market its products and services through electronic and print media in the United States, through the PGA European Tour throughout Europe and through the PGA Tour of Australasia in the Asian market.

Customers and Competition of AGTsports, Inc.

      The principal customers of AGTsports are golf courses, associations, golf leagues, corporations and individual golfers throughout the United States and Europe. There are no companies which sell competing software utilizing the proprietary scoring method developed by AGTsports, Inc.

     The United States Golf Association was formed to enforce the rules and regulations of the game established by the Royal & Ancient Golf Society of Scotland. Within each country, the R & A has established a similar governing body. The USGA is the only one of the other 43 associations that attempts to collect fees for handicapping. Currently, there are 1,700,000 USGA members of the 3,800,000 handicapped golfers in the U.S., declining from 5,300,000 members only ten years ago. The Association has lost members since it changed from the R & A handicapping method in 1970 to what it believes is a more equitable rating system. AGTsports became involved in handicapping because of the American golfer's continuing dissatisfaction with the USGA rating system. AGTsports' method is close to the current R & A system practiced in all other countries because it rates golfers on a hole-by-hole basis, rather than by their total score.

      AGTsports and the PGA European Tour have established an agreement and have begun to work on other projects in late 1994. AGTsports has also organized a staff of PGA professionals to serve in an advisory capacity and assist with product promotion. As of September 30, 1994, there were eight members on this staff, and management plans to extend the size of this advisory staff in the near future.
      AGTsports offers calculations for 43 different types of handicaps which includes the original method developed in 1692 by the Royal & Ancient. With the Company's software, an individual league, corporation, golf course or local organization can use any one of the different mathematical equations to score their competitions as they wish. The Company is not aware of other systems that facilitate multiple scoring methods.

      It is not the Company's intent to sanction the various handicaps used by the various other golf associations. The Players Merit and Course Merit are not considered handicaps but rather, true measurements of a players ability and the course difficulty.

      There are several unique product attributes that will be difficult for competitors to replicate or imitate. AGTsports scorecard is patented and copyrighted. The type of paper, ink
and   process  has  been  patented  while  the  card  design  was copyrighted.

      Competition in this area is expected to be intense. Further, the market is still relatively new and probably has limited barriers to entry for other competing scoring systems. Consequently, AGTsports cannot predict the size of the market. The number of competitors may increase although AGTsports is aware of none at the present time.

     AGTsports and the PGA Tour of Austrlasia establised a twenty year partnership for the development of golf throughout Asia. The first of the partnership agreements was to supply the statistical information for the Tour. This will begin in October of 1994.

Operations During Fiscal Year

     During the fiscal year ended September 30, 1994, the Company was engaged in additional financing and refinement of its marketing strategies and products. The Company was active at numerous professional and amateur events of golf events during the year. However, the Company had inadequate liquidity during this period and was unable to fully pursue its business objectives. Marketing has been accomplished primarily through newspapers, magazines and visits to golf facilities. Commissioned sales representatives perform the direct marketing in each of the sales territories.

     The Company began golf operations in May, 1991. The Company has done and currently has projects with a number of organizations. The first operational project of the System was the 1991 MCI Heritage Classic. The first sale took place in July, 1991. The Company has beta tested its Systems at over sixty  golf  clubs  in California, Colorado,  New  Mexico,  South
Carolina and Florida. As of October 21, 1993, all 62 field systems were returned to the Company's headquarters. The field systems were recovered for retrofitting and will be reinstalled sometime in fiscal 1996. The focus of company resources in fiscal year 1995 in Australia for the full implementation of its marketing subsidiary has caused a delay in the reinstallation of systems in U.S. golf clubs. The reinstallation of these systems will help generate cash flows to cover a portion of the company fixed monthly expenses. During the 1994-1995 fiscal year, the Company plans on installing up to 320 systems world wide. The Company's revenues to date have been from the sale of territorial rights, golf lessons, the Individual Golf Players System, Players Goff House memberships, tournament management and merchandise. AGTsports has not yet attempted to market its systems due to the lack of the necessary capital to fully support golf course systems and the continued development and beta testing by its affiliate particularly on the communications software. Because the GPS transmits graphics, having fully operational graphics communications software is very important. AGTsports is using the five Colorado facilities to test the system and will distribute the remaining systems when this test is completed with satisfactory results. However, the total fiscal impact, if any, cannot be determined at this time. The Company believes the release and installation of "Individual Golf Players System," "Goff House" and Multiple User Version of the "Golf Players System" in the Company's second, third and fourth quarters of 1994 should result in its first profitable year.
      AGTsports was directly involved with twenty-nine events for the PGA European Tour through September 30, 1994. At these events, certain statistical information was collected, processed and dissiminated to the media and to the PGA European Tour members. We also supply statistical information to television at selected events. We have established a working office in Dublin, Ireland and an operational office in PGA European Tour Headquarters in England. The Company is confining its non-tour business such as tournament management to Ireland and England. It has also developed the contacts to establish a UK and Ireland Tee Time Reservation System for delivery in 1995.

Segment Reporting

      Information with respect to revenues, operating profit or loss and identifiable assets of this segment for the fiscal year ended September 30, 1994 is set forth in financial statements annexed hereto. Such information is incorporated herein by reference and made a part hereof.

Trademarks and Trade Names

    The following are the trademarks of the Company. The Company also holds a number of copyrights and licenses covering different versions and modules of "The Golf Players System" software packages and products.

The Golf Players System
Denver Public Golf Expo
Players Merit
Course Merit
Company Logos

Compliance with Environmental Laws and Regulations

      The Company does not believe that it is subject to any local, state and federal statutory and regulatory requirements with respect to environmental safety.

Employees

      The Company has fourteen full-time and two part-time employees at present. These employees and are engaged in every facet of the Company's Business. The Company's employees are not represented by any union or collective bargaining group and there is no history of any strikes, slow-downs or other labor disputes. The Company does not have the human or capital resources to fulfill its business plan.

Executive Officers of the Company

      Information about each individual can be found in  Item  10
Directors  and  Executive  Officers of  the  Registrant,  section
Biographical Information. Executive Officers of the Company are as follows:

      Gregory Jablonski, 46, joined the company in January of 1991. Mr. Jablonski currently serves as Chief Executive Officer. Mr. Jablonski at present runs the operations of the Company with the assistance of a President (Michael D. Tanner) and a Secretary/Treasurer (Robert W. Wetzel) and a Board of Directors of nine individuals.

      Michael D. Tanner, 41, serves as President of the Company, with the assistance of a Vice President, Philbert D. Harvanek and a Secretary/Treasurer, Robert W. Wetzel.

      Philbert D. Harvanek, 45, serves as Vice President  of  the
Company.  Mr. Harvanek is the assistant for the President.

      Robert W. Wetzel, 43, serves as Secretary/Treasurer of  the
Company.  Mr. Wetzel is the assistant for the President and Chief
Executive Officer.

International Operations.

      AGTsports, Inc. has established an operational facility in Dublin, Ireland called AGTsports (Europe) Ltd. to serve as a gateway to the Company's European market. AGTsports (Europe) Ltd. will provide the sales, service, programming and communication link between the United States and the European recreational markets.

     This European headquarters in Dublin will become an integral part of AGTsports' expansion plans. This facility will become a major communications and software development center for the rest of Europe.

     Each of the European objectives will be accomplished through a series of acquisitions and/or licensing agreements with the Ireland based center (AGTsports (Europe) Ltd.) or directly with the Company. The Company will provide products and services for these European markets.

      The construction of the network and market penetration will be successfully achieved due to the finalization of contracts with the PGA European Tour. Additional contracts are expected to be signed with the Senior PGA European Tour, LPGA European Tour, Golf Federation Handicaps and various tourist boards such as Bord Failte.

      The Company has established relationships in Australia  and
by   October  of  1994,  will  establish  an  office  in  Hornby,
Australia.

      Further  information is hereby referenced in the  Financial
Section; hereby incorporated by reference and attached.

Item 2.   Description of Property

     On July 31, 1994, the Company expanded its space at 6890 So. Tucson Way, Suite 202, Englewood, CO 80112 for a term expiring on July 31, 1996. The minimum monthly rental payments required under the operating lease as of September 30, 1994 are $5,923 which is slightly more than last year due to the accumulation of additional office space.

      The  following  is  a  schedule of  future  minimum  rental
payments  required  under  the  above  operating  leases  as   of
September 30, 1994 until January 31, 1996:

  Year Ending September 30,                  Amount
            1995                     $       71,073
            1996                     $       53,305
            1997                                -0-
            1998                                -0-
            1999                 $              -0-
            Total                    $      124,378

Rental Expense amounted to $72,878, and $45,597 for the years ended September 30, 1994 and 1993, respectively.

The  Company  will  periodically  rent  equipment  on  short-term operating  leases.  The Company does own computer  equipment  and
office  furniture.   Otherwise,  the  Company  owns  no  material
equipment.

Item 3.   Legal Proceedings

     As of September 30, 1994, a disputed claim of $21,556.65 has been filed against AGTsports, Inc. in the State of Colorado District Court, City and County of Denver, by Desktop Concepts, Inc. on an open account. The dispute involves certain contracted desktop publishing and graphic design supplied to AGTsports, Inc. The matter is set for trial on February 6, 1995.

Item 4.   Submission of Matters to a Vote of Security Holders

      At September 30, 1994, there were no matters to be put to a vote of the Security Holders.

                             Part II

Item 5.   Market  for  Registrant's  Common  Equity  and  Related
          Stockholder Matters

Market Information

      The Company's common stock has been listed on the over-the-counter market since 1986. Market makers and other dealers provide bid and ask quotations for the Company's common stock. The common shares of the Company are currently traded Over The Counter on the National Association of Securities Dealers' Bulletin Board. The Bulletin Board symbol is AGTP.

      The table below illustrates the range of high and low bid quotations for the Company's common shares as tracked by NASDAQ or Corporate Stock Transfer agency during each reporting period. These bid price market quotations represent prices between dealers and do not include retail mark-up, markdown or commissions. Therefore, they may not represent actual transactions.

For comparison purposes, all periods reflect the 10 for 1 reverse stock split which occurred May 5, 1993.


                         HIGH           LOW
                              Fiscal Year 1994

     First Quarter
Common Shares            $ 2.62         $ 2.25

     Second Quarter
Common Shares            $ 3.75         $ 3.00

     Third Quarter
Common Shares            $ 4.25         $ 3.75

     Fourth Quarter
Common Shares            $ 4.75         $ 4.25
Fiscal Year 1993

     First Quarter
Common Shares            $ 3.75         $ 1.20

     Second Quarter
Common Shares            $ 3.75         $ 1.20

     Third Quarter
Common Shares            $ 3.00         $ 2.00

     Fourth Quarter
Common Shares            $ 3.00         $ 2.00

Fiscal Year 1992

     First Quarter
Common Shares            $ 4.10         $ 2.20

     Second Quarter
Common Shares            $ 2.70         $ 1.50

     Third Quarter
Common Shares            $ 4.00         $ 2.20

     Fourth Quarter
Common Shares            $ 6.00         $ 2.50

Approximate Number of Holders of Common Stock

      As of September 30, 1994, the Company had a total of 4,444,624 outstanding shares of common stock and approximately 967 holders of common stock on record. However, the Company has a greater number of shareholders because a number of the Company's shares are held in nominee names by the Company's market makers.

Dividends

      The  Company  does  not  intend to  pay  dividends  in  the foreseeable future. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings to finance the development of its business.

Item 6.   Management's  Discussion  and  Analysis  or   Plan   of
          Operation

      In the opinion of Management, the Company has progressed significantly in the year ending September 30, 1994, as compared to the year ending September 30, 1993 as the Company had increased sales and made significant progress in improving its products and market position. Management does not believe the losses which are more fully described below are necessarily indicative of results for past or future years and should be viewed with the factors that the Company changed the primary business focus in May of 1991 and it has been engaged primarily in reorganization and the gradual evolution from R and D to operating company. Therefore, the Company has had limited net operating revenues for the year ended September 30, 1994, and is, for all intents and purposes, a startup Company. In May of 1991, the Company acquired the division known as "Advance Golf Technologies" from American Consolidated Growth Corporation and changed its primary business focus. With the said acquisition, the Company has been able to begin to generate operating revenues.

      The Company's activities since May of 1991 have been primarily the financing and organization of its business. The increase in expenses to $4,547,136 for the period ending September 30, 1994, as compared with $2,453,437 for the period ended September 30, 1993, is primarily due to the accumulation of Salaries and Wages of $672,253 in this current year end as compared to $601,390 in the year ending September 30, 1993, and General and Administrative of $562,291 in the fiscal year ended September 30, 1994, as compared to $295,409 in the year ending September 30, 1993, and also due to the significant change of Contract Services from expenses in fiscal 1993 of $169,392 to $2,782,441 in the fiscal year ending September 30, 1994, the majority of this increase came from the payment of services rendered to the Company through equity stock. These expenses range from promotion of the Company's PGA tour business to marketing the Company's ancillary products and incentives to its employees. The Company also had significant expenses in professional services due to accelerated activity in accounting and legal requirements of the Company. Depreciation and Amortization expense decreased to $259,900 during the fiscal year ended September 30, 1994 as compared to $684,512 expensed for the year ended September 30, 1993, due to a transfer of assets to AGTsports Limited Partnership I during the current fiscal year. Travel and Entertainment expenses decreased in this current year by 12% due to the declining demand for travel and related expenses.

      The Company anticipates it will sustain more losses through the first quarter of fiscal 1995, but will obtain substantial income with the installation of systems into golf clubs in Australia. The installation of these systems has been delayed due to the addition of a new Board member on the Austalian subsidiary. The time needed to bring all Board members of the Australian subsidiary up to date with information about the Company and its operations further caused delay of implemented operations in Australia. This is based on information available at the date of this amendment to the Form 10-KSB in December 1995.

      The agreement with the PGA Tour of Australasia has allowed the Company to position itself as a technology leader in the field of Golf in Australia. This agreement is having a major impact on the Company and its operations. The Company has been able to bring an influencial and respected group of individuals onto the the Board of Directors of its marketing subsidiary in Australia as well as strengthen its relationships with the Australian State Golf Associations. It is the hope of management that these relationships will assist the Company in marketing its products to the golf clubs and to the individual golfer as the agreements position the company as a market leader.

      The Company has been successful in beginning to generate revenues starting in September of 1991, and continuing through 1994 including the period just ended. Operating Revenues are $1,208,456 in this year end as compared to $26,946 in the fiscal year end September 30, 1993. The increase in revenues from fiscal year ending September 30, 1994 over 1993 is due to the Company completion of its contract with the European PGA Tour. AGTsports was directly involved with twenty-nine events for the PGA European Tour through September 30, 1994. It should be noted that 100% of the revenues in September of 1992 were non recurring and are from the sole sale of territorial rights by the Company. Operating Revenues for 1993 and 1994 were derived solely from the sale of products and services. The reduction on Equity Services for the fiscal year end September 30, 1993 is due to an advance of $784,012 to AGTsports, Inc. from ACGC for the use in its operations. All other expense remained fairly constant when comparing actual operating months for the two years ended in September 30, 1993 and 1994. The Company sustained losses for the year ended September 30, 1993, of $7,620,061 and for the year ended September 30, 1994 of $3,783,365. A substantial portion of the loss sustained by the company was due to non-cash expenditures. Obligations of the company were satisfied through the issuance of common stock and the transactions were valued at the estimated fair market value of the stock issued. The Company does not expect any substantial recurring revenues until the second quarter of fiscal 1995. The Company anticipates it will sustain more losses through the first quarter of fiscal 1995.

Management of the Company plans continued pursuit of its existing operations and strategic alliances. In addition, management will seek to restructure the staffing of the company to better reflect the immediate needs of the Company. Management of the Company will satisfy the cash needs of the Company through equity investors, shareholder loans and cash generated from operations, including Golf Expo, providing statistical information to individuals and limited sales of individual players system software. It is the intent of management to continue its plans to establish marketing subsidiaries in Australia, Europe and the United States. It is the intent of managment that these marketing subsidiaries each are to be structured with influencial Board members and obtain sufficient funding to service operations in those geographic areas. These marketing subsidiaries are to maximize the relationships the Company has established with various PGA Tour groups and State Associations.

The Company obtained liquidity during the year ended September 30, 1994 from various sources to enable it to sustain operations. Cash flows form investing activities amounted to a net of $481,259 primarily from the establishment of a limited partnership. The company also obtained positive net cash flows of $125,695 from its financing activities including receipt of $153,701 from proceeds from issuance of capital stock and $210,500 from advances on notes payable. The net cash used by operations was $605,765.


Liquidity and Capital Resources

     Cash and cash equivalents balance on September 30, 1994, was
$1,189.   There  was an insignificant change in  working  capital
during the year ended September 30, 1993.

     The Company, in management's opinion, has inadequate working capital to pursue the business opportunities that are a part of its business plan.

Item 7.        Financial Statements

     The response to this item is submitted as a separate section of this report (see page F-1).

Item 8.             Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure

       There have been no disagreements with the Company's independent accountants on accounting and financial disclosure.
                            Part III

Item  9.         Directors and Executive Officers, Promoters  and
Control Persons:
               Compliance with Section 16(a) of the Exchange Act

      The Executive Officers and Directors of the Company, their ages and present positions held in the Company for the year end
September 30, 1994, were:

     NAME                AGE   POSITION HELD

     Gregory        F.   46    Chief         Executive
     Jablonski                 Officer and Director

     Michael        D.   41    President and Director
     Tanner

     Philbert       D.   45    Vice
     Harvanek                  President/Director

     James  H. Watson,   32    Vice          President
     Jr.                       Marketing/Sales     and
                               Director

     Robert W. Wetzel    43    Secretary/Treasurer
                               and
                                Director

     Stanley E. Fenn     44    Managing Director

     Michael        T.   38    Outside Director
     Rowlette

     Robert B. Lange     69    Outside Director

      The Company's Directors serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been elected and qualified. The officers serve at the discretion of the Company's Directors. There are no family relationships among the Company's officers and directors nor are there any arrangements or understandings between any of the directors or officers of the Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Biographical Information

Gregory F. Jablonski Mr. Jablonski has been the Chairman and Chief Executive Officer of AGTsports since May, 1991. His background in research and development, sales, marketing and management has been invaluable to the continuing evolution of the Company. Prior to joining AGT, he managed two multi-million dollar organizations, Scandura, Inc. and Hollis & Co. Between 1971 and 1984, Mr. Jablonski used new computer technology to develop an extensive distribution system to enhance sales. Under his leadership, Hollis & Co.'s revenues grew from $14 million to $700 million in just three years. Since 1986, Mr. Jablonski has been involved in the golf industry in various capacities including organizing several national amateur golf tournaments. Since 1988, he has been involved with AGTsports to develop a market for its software products. Mr. Jablonski earned a B.S. Degree in Physics, Mathematics and Chemistry from the University of Wisconsin and has a Master of Science Degree in Chemical Engineering and Organic Chemistry from the University of Notre Dame.
Michael D. Tanner Mr. Tanner joined AGTsports, Inc. in 1989 and was elected President (COO) in June 1993. He currently serves on the Board of Directors. From 1985 to 1988, Mr. Tanner was an officer and director of Burning Bush Recreation Corporation, a Colorado Corporation based in Glenwood Springs. During the same period, he was also an officer and director of American Financial Holding Corporation, a Colorado Corporation also located in Glenwood Springs. From 1979 to 1985, Mr. Tanner coached football at both the high school and college levels. Mr. Tanner studied communications while attending the University of Colorado.

Philbert D. Harvanek Mr. Harvanek has been a Vice President of the Company since January 1993. Prior to that, he was employed by Bear Creek Golf Club from 1984 until he joined the Company. He has spent the last nineteen years working as a golf professional. Out of 22,000 registered PGA Professionals in the United States, Mr. Harvanek is one (80th) of only 120 Master Golf Professionals. He has also held a number of positions with the U.S. Professional Golfer's Association including past President of the Colorado Section and was a member of the National PGA Board of Control. In 1990 and 1991, he was named the Colorado Section PGA Professional of the Year. He is also a member of the Colorado Golf Hall of Fame Board of Directors. Mr. Harvanek graduated from Fort Hays State University in 1973 with a Bachelor of Arts in Speech and Communication.

James H. Watson, Jr. Mr. Watson graduated from the University of Tennessee at Chattanooga in 1984 with a B.S. in Political Science/Pre-Law. He was a four-year letterman in football and captain of their 1984 Championship team. After graduation, he served as a district liaison to U.S. Congressman Lindsay Thomas. In 1988, Mr. Watson moved to Denver, Colorado with Wells Fargo's Cash Services Division. During his four years with Wells Fargo, he was directly responsible for increasing annual revenues in his sales organization over 290% with a corresponding 70% increase in client retention. He left Wells Fargo in 1991 to pursue personal interests, and formed a private corporation called The Watson Group, Inc. From 1991-1993, this corporation povided consulting services to the banking industry and briefly operated a retail food business. The Watson Group currently distributes premium/incentive products, primarily in the golf industry and employs six sales representatives. Mr. Watson joined AGTsports in March 1993.

Robert W. Wetzel Mr. Wetzel brings 16 years of business management to AGTsports, Inc. He began his business career with The Equitable Life Assurance Society of New York. After five years, he branched out into the securities industry where he served as Branch Manager and Compliance Officer for Denver-based brokerage firms. In these capacities, he was responsible for the planning, promotion, marketing and sales of public offerings to institutional and individual investors. Mr. Wetzel graduated from San Diego State University with a degree in Business Administration.

Stanley  E.  Fenn  Mr. Fenn has been a Managing Director  of  the
Company since January 1992. Prior to that, he was a Golf Professional at Plum Creek Golf & Country Club in Castle Rock, Colorado. He has been a PGA Member since 1978. Mr. Fenn graduated in 1973 with a Bachelor of Science Degree from Colorado State University.

Michael T. Rowlette Dr. Rowlette has been a Director of the Company since June 1992. He has operated his own dental practice for nearly ten years. He has been active in the golf community for the past fifteen years. Dr. Rowlette has served and held positions in men's organizations at various golf facilities. Additionally, he has done volunteer work for the Minnesota and Colorado Golf Associations, and has participated in as many as thirty-five amateur and professional golf tournaments annually. Robert B. Lange Mr. Lange attended Harvard University where he majored in economics. In 1955, he founded the Lange Plastics Company which he sold five years later. In 1960, he founded Lange USA, developers of the world's first plastic ski boot and plastic hockey skate, and served as chairman and CEO of this company. In 1972, Lange USA was sold to Garcia Sporting Goods and was later acquired by the Rossingnol Corporation. Mr. Lange has provided business consulting services to many national and international corporations including Elite Marketing International of Geneva, Switzerland, A.M.F., Head Ski Corporation and Aspen International Properties of Boulder, Colorado. He also serves on the Board of Directors and Executive Committee for the Matrix Medical Corporation of Minden, New York which manufactures and markets orthopedic braces worldwide.

Compliance with Section 16(a) of the Securities Exchange  Act  of
1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section:
Nothing to report.

Item 10.  Executive Compensation

      The following table summarizes compensation for the Chief Executive Officer and President who are the most highly paid executive officers serving in this capacity at the end of the last completed fiscal year. No additional compensation was paid or distributed by the Company to these officers during this time period. Employee Directors receive no additional compensation for service on the Board of Directors. Directors who are not employees receive no compensation with the exception of Michael
T. Rowlette.

                   SUMMARY COMPENSATION TABLE

                       ANNUAL COMPENSATION
                             AWARDS


    NAME AND     YEA  DECLARE   PAID    ACCRUED     STOCK
    PRINCIPAL     R      D                       AWARD(S) IN
    POSITION           SALARY                      LIEU OF
                        ($)                        ACCRUED
                                                   SALARY

  Gregory F.     199  $72,000    $0     $72,000    101,500
  Jablonski       4   $72,000  $37,00   $35,000    Shares
  Chief          199  $60,000     0     $31,000    (3 Year
  Executive       3            $29,00              Total)
  Officer        199              0
                  2

  Michael D.     199  $60,000    $0     $60,000 7,179 Shares
  Tanner          4   $60,000  $55,00   $5,000     (3 Year
  President      199  $50,000     0     $11,000    Total)
                  3            $39,00
                 199              0
                  2

      The  total  issued and outstanding shares of stock  in  the
Company  as  of September 30, 1994 was 4,641,713 with  50,000,000 which have been authorized.
Item 11.             Security  Ownership  of  Certain  Beneficial
               Owners and Management

Security Ownership of Certain Beneficial Owners and Management

      The following sets forth the number of shares of the Registrant's $.001 par value common stock beneficially owned by;
(i) each person who, as of September 30, 1994, was known by the Company to own beneficially more than five percent (5%) of its common stock; (ii) the individual Directors of the Registrant, and (iii) the Officers and Directors of the Registrant as a group.

      The outstanding shares as of September 30, 1994 are 4,641,713.

    Name and Address of    Amount and Nature
     Beneficial Owner              of           Percent of Class
                               Beneficial
                            Ownership(1)(2)
  American Consolidated
  Growth Corporation             405,937             9.1%
  6890 S. Tucson Way, Suite
  106
  Englewood, Colorado  80112

  Renaissance Knowledge
  Systems, Inc.                  192,500             3.0%
  6890 South Tucson Way,
  Suite 105
  Englewood, Colorado  80112

  Taylor Land Company, Ltd.
  7340 Windwood Circle           300,000             5.0%
  Parker, Colorado  80134

  JCJ & Associates, Inc. (3)
  1935 Tee Lane                  101,500             1.0%
  Castle Rock, Colorado
  80104

  Gregory F. Jablonski (3)
  1935 Tee Lane                  121,683             2.0%
  Castle Rock, Colorado
  80104

  Michael D. Tanner
  7815 East Kettle Avenue          7,179              .1%
  Englewood, Colorado  80112

  Robert W. Wetzel
  4760 S. Wadsworth Street        39,424              .7%
  Littleton, Colorado  80123

  Michael T. Rowlette
  1001 S. Briscoe Street          13,975              .3%
  Castle Rock, Colorado
  80104

  Philbert D. Harvanek
  10840 Park Range Road           47,167              .9%
  Littleton, Colorado  80127

  All Officers & Directors as    229,428             0.04
  a Group
          (1) All ownership is beneficial and on record, unless indicated otherwise.
      (2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.
          (3)   Includes the common shares owned of record by JCJ
          & Associates Inc.,
               of which Mr. Jablonski is a beneficial owner.

Item 12.  Certain Relationships and Related Transactions

      Michael D. Writer, Chairman of the Board of American Consolidated Growth Corporation, a major shareholder of the Company, is the founder and beneficial owner of Renaissance Knowledge Systems, Inc. (RKS). RKS is the current developer of The Golf Players System for the Company and will be involved in the System's future development. As a result, RKS has direct cash flow interests in the products of the Company, as well as certain ownership interests to territorial rights for the Company's "Western Region."

      The Company plans to assign the maintenance and support of The Golf Players System to other developers, thereby reducing the Company's dependence on Mr. Writer and RKS. Nevertheless, the Company believes that the loss of Mr. Writer could have a serious impact on the future development and enhancements of its products.

Item 13.  Exhibits and Reports on Form  8-K

(a)(1) and (a)(2) List of Financial Statements and Schedules
(a)(3)  List  of  Exhibits  (  in accordance  with  Item  601  of
Regulation S-B.)

Exhibit Number      Description of Exhibit
   3A                    Articles and Bylaws           *

   3B                    Articles of Amendment              +

                    PGA European Tour Contract         #

* Cross Reference is made to the Form S-18 Registration Statement of American Merger Control, Inc. filed with the Commission in 1986 and to the Form 10K for the fiscal year ended September 30, 1992, filed with the Commission filed on or about March 10, 1993. The relevant documents are hereby incorporated by reference.

+  Previously  filed under cover of Form 10-SB,  filed  June  15,
1993, SEC File No. 0-21914.

#  Previously filed under cover of Form 8-K,  filed  January  14,
1994, SEC File No. 0-21914.

                           SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th of January 1995.




AGTsports, Inc.




By:  /S/   Gregory F. Jablonski
Gregory F. Jablonski
Chief Executive Officer





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.




     Signature                Title                    Date


By:   /S/    Michael D. Tanner       President            January
13, 1995
                         for Secretary

     Signature


By:   /S/    Michael D. Tanner       President            January
13, 1995
                         for Treasurer
     Michael D. Tanner
                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th of December, 1996.



                         AGTsports, Inc.



                    By:__________________________________
                         Gregory F. Jablonski
                         Chief Executive Officer




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



     Signature                     Title                    Date

                                    Secretary            December
18, 1995

     Robert W. Wetzel


                                                        Treasurer
December 18, 1995
     Robert W. Wetzel














                         AGTsports, INC.
                  (A Development Stage Company)

                CONSOLIDATED FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED
                       SEPTEMBER 30, 1994





                         AGTsports, INC.
                  (A Development Stage Company)

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                          Page

Independent Auditor's Report ......................... F-1 - F-2

Consolidated Balance Sheet:
  September 30, 1994 .................................    F-3

Consolidated Statements of Operations:
  Years Ended September 30, 1994 and 1993 ............    F-4

Consolidated Statements of Changes in Shareholders'
  Equity:  Years Ended September 30, 1994 and 1993 ... F-5 - F-8

Consolidated Statements of Cash Flows:
  Years Ended September 30, 1994 and 1993 ............ F-9 - F-10

Notes to the Consolidated Financial Statements:
  Years Ended September 30, 1994 and 1993 ............ F-11- F-24












       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
AGTsports, Inc.
Englewood, Colorado


We have audited the accompanying consolidated balance sheet of AGTsports, Inc. (a Development Stage Company) as of September 30, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years September 30, 1994 and 1993 amounts included in the cumulative amounts from
inception  (January  6,  1986)  to  September  30,  1994.   These
financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of AGTsports, Inc. (a Development Stage Company) for the period from January 6, 1986 (date of inception) to September 30, 1989 were examined by other auditors whose opinion, dated January 26, 1990, on those statements was unqualified.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Effective September 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in marketable equity securities are held for an indefinite period and have been historically reported at the lower of cost or market. The aggregate fair value of the Company's marketable equity securities at September 30, 1994 totaled $2,530,676. As a result of the application of SFAS No. 115, the unrealized holding gains added $1,660,517 to Shareholder's equity at September 30, 1994.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AGTsports, Inc. (a Development Stage Company) as of September 30, 1994, and the results of its operations and its cash flows for the years ended September 30, 1994 and 1993 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1994. in conformity with generally accepted accounting principles.



As discussed in Note 8, the Company does not, as yet, have significant revenues from the sale of its product. As shown in the financial statements, the Company incurred a net loss of $(3,783,365) during the year ended September 30, 1994 and, as of that date, the Company had an accumulated deficit of $14,067,673. In addition, the Company has a net deficiency in working capital of $2,446,914.

The Company is seeking additional sources of capital, including equity capital. There can be no assurance that the Company will be successful in accomplishing its objectives. Because of the uncertainties surrounding the ability of the Company to continue its operations and to satisfy its creditors on a timely basis, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.





T. Alan Walls, CPA, P.C.
Johnson City, Tennessee

December 7, 1994, except as to
Note 19 which is January 16, 1995


                         AGTsports, INC.
                  (A Development Stage Company)
                   CONSOLIDATED BALANCE SHEET
                       September 30, 1994

                             ASSETS

Current:
  Cash and cash equivalents
  Inventory

      Total Current Assets

Fixed Assets:
  Property, Plant and Equipment (Note 5)
  Less: Accumulated Depreciation

      Total Fixed Assets

Other Assets:
  Other Receivables (Note 13)
  Deposits
  Securities Available for Sale (Note 14)
  Investment in AGTsports Limited Partnership (Note 4)
  Due from Affiliates
  Due from Related Party (Note 2)
  Allowance for Loan Loss (Note 2)

      Total Other Assets

      Total Assets


              LIABILITIES AND SHAREHOLDER'S EQUITY

Current Liabilities:
  Accounts Payable - Trade
  Accounts Payable - Other
  Due to Affiliates
  Long Term Debt - Current Portion (Note 6)
  Accrued Expenses (Note 10)

      Total Current Liabilities

Long Term Debt - Less Current Portion (Note 6)

Shareholders' Equity:
  Preferred stock, $4.00 par value; 50,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 1994
  Common Stock, $.001 par value; 50,000,000 shares authorized; 5,196,124 shares issued and 4,444,624 shares outstanding as of September 30, 1994
  Treasury Stock
  Additional Paid-In Capital
  Unrealized Holding Gain
  Cumulative Translation Adjustment (Note 15)
  Deficit Accumulated During the Development Stage

      Total Shareholder's Equity

      Total Liabilities and Shareholders' Equity


       1994

$        1,189
        40,812

        42,001


       643,471
 (     262,603)

       380,868


       335,000
         6,652
     2,530,676
     1,111,036
       599,054
       305,780
 (     305,780)

     4,582,418

$    5,005,287





$      476,172
       325,744
     1,141,493
       192,426
       353,080

     2,488,915

           -0-




     4,000,000



         5,196
 (   4,006,860)
    14,934,085
     1,660,517
 (       8,893)
 (  14,067,673)

     2,516,372

$    5,005,287

                         AGTsports, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF OPERATIONS




  Years Ended September 30,
 Jan. 6, 1986
   Inception
    through

Revenue
  Territory Sales
  Revenue
  Purchases

      Gross Profit

Expenses
  Salaries and Wages
  Professional Services
  General and Administrative
  Depreciation and Amortization
  Advertising
  Contract Services
  Travel and Entertainment

      Total Expenses

Operating Income (Loss)

Other Income (Expenses)
  Interest Income
  Rent Income
  Interest Expense
  Loss on Equity Securities
  Gain (Loss) on Disposal of Assets
  Provision for Loan Loss
  Other Income

      Total Other Income (Expense)

Net Income (Loss) before Extraordinary    Items and Provision for
Income Taxes

Provision for Income Taxes

Net Income (Loss) before
  Extraordinary Items

Extraordinary Items:
  Income Tax Benefit Realized
  Debt Forgiveness

Net Income (Loss)

Net Income (Loss) per Common
  Share before Extraordinary Items

Extraordinary Items per Common Share

Net Income (Loss) per Common Share

Weighted Average Shares
 of Common Stock Outstanding
      1994

$         --
    1,222,932
 (     14,476)

    1,208,456


      672,253
      133,159
      562,291
      259,900
          --
    2,782,441
      137,092

    4,547,136

 (  3,338,680)


            7
          --
 (    212,922)
          --
          --
 (    305,780)
       47,264

 (    471,431)


 (  3,810,111)

          --


 (  3,810,111)


          --
       26,746

$(  3,783,365)


     $(   .82)

          .01

     $(   .81)


    4,641,713
      1993

$         --
       49,032
 (     22,086)

       26,946


      601,390
      484,195
      295,409
      684,512
       63,374
      169,392
      155,165

    2,453,437

 (  2,426,491)


           38
        8,846
 (     10,881)
 (  5,216,480)
          --
          --
       24,907

 (  5,193,570)


 (  7,620,061)

          --


 (  7,620,061)


          --
          --

$(  7,620,061)


     $(  2.16)

           --

     $   2.16)


    3,524,748
Sept 30, 1994

$   1,612,009
    1,542,607
 (    161,706)

    2,992,910


    1,502,943
    1,607,683
    1,674,608
    1,811,987
      242,290
    3,609,892
      574,166

   11,023,569

 (  8,030,659)


          326
       14,009
 (    342,435)
 (  8,896,078)
    3,283,818
 (    305,780)
       72,171

 (  6,173,969)


 ( 14,204,628)

 (  1,793,033)


 ( 15,997,661)


    1,793,033
      136,955

$( 14,067,673)


     $( 10.38)

         1.25

     $(  9.13)


    1,540,671

                         AGTsports, INC.
                  (A Development Stage Company)
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY







Balance: January 6, 1986

Balance: January 21, 1986
  Issued Common Stock
  Offering Costs
  Net Loss

Balance: September 30, 1986
  Net Loss

Balance: September 30, 1987
  Net Loss

Balance: September 30, 1988
  Stock Split:  3 to 1
  Issued Common Stock to Acquire
   Subsidiaries
  Shares Purchased by Subsidiary

Balance: September 30, 1989
  Reverse Stock Split: 15 to 1
  Issued Common Stock for
   Services
  Issued Common Stock pursuant
   to Debenture Agreement
  Issued Common Stock for
   Investment in Joint Venture
  Issued Common Stock for
   Professional Services
  Issued Common Stock to Settle
   Litigation
  Treasury Stock Activity
  Stock Split:  3 to 1
  Net Loss

Balance: September 30, 1990


   Preferred Stock
 Number of
  Shares       Amount

      --     $   --

      --         --
      --         --
      --         --
      --         --

      --     $   --
      --         --

      --     $   --
      --         --

      --     $   --
      --         --

      --         --
      --         --

      --     $   --
      --         --

      --         --

      --         --

      --         --

      --         --

      --         --
      --         --
      --         --
      --         --

      --     $   --


      Common Stock
 Number of
  Shares       Amount

       --    $    --

     30,000        30
     90,000        90
       --         --
       --         --

    120,000  $    120
       --         --

    120,000  $    120
       --         --

    120,000  $    120
       --         --

     99,943       100
       --         --

    219,943  $    220
       --         --

     14,801        15

     60,000        60

     34,500        35

     60,000        60

      4,055         3
       --         --
       --         --
       --         --

    393,299  $    393


  Additional
   Paid-In       Treasury
    Capital        Stock

 $      --     $      --

       5,970          --
     149,910          --
  (    7,257)         --
        --            --

 $   148,623   $      --
        --            --

 $   148,623   $      --
        --            --

 $   148,623   $      --
        --            --

   5,534,840          --
        --       (  25,112)

 $ 5,683,463   $ (  25,112)
        --            --

     167,231          --

     649,940          --

     381,815          --

     649,940          --

      44,735          --
        --          25,112
        --            --
        --            --

 $ 7,577,124   $      --

                  Memorandum
                     Total
   Accumulated   Shareholders'
    (Deficit)        Equity

 $        --     $        --

          --             6,000
          --           150,000
          --      (      7,257)
  (      5,247)   (      5,247)

 $(      5,247)  $     143,496
  (     44,583)   (     44,583)

 $(     49,830)  $      98,913
  (     98,913)   (     98,913)

 $(    148,743)  $        --
          --              --

  (      8,824)      5,526,116
          --      (     25,112)

 $(    157,567)  $   5,501,004
          --              --

          --           167,246

          --           650,000

          --           381,850

          --           650,000

          --            44,738
          --            25,112
          --              --
  (  5,783,853)    ( 5,783,853)

 $(  5,941,420)  $   1,636,097

                Reference P. F-8

                         AGTsports, INC.
                  (A Development Stage Company)
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY







Balance: September 30, 1990
  Issued Common Stock to Settle
   Litigation
  Issued Common Stock to
   acquire Intangible Assets
  Distribution declared pursuant
   to January 28, 1991 contract
  Net Income

Balance: September 30, 1991
  Issued Common Stock
  Issued Common Stock for
   Services
  Issued Common Stock to
   acquire Intangible Assets
  Issued Common Stock through
   Private Placement
  Net Loss

Balance: September 30, 1992
  Issued Common Stock
  Issued Common Stock for
   Services
  Issued Common Stock to
   Settle Debt
  Reverse Stock Split: 10 to 1
  Issued Common Stock to former
   BBRC Shareholders
  Issued Common Stock to
   acquire Assets
  Issued Preferred Stock to
   Treasury
  Cancellation of Distribution
   Declared
  Net Loss

Balance: September 30, 1993



   Preferred Stock
 Number of
  Shares        Amount

      --     $   --

      --         --

      --         --

      --         --
      --         --

      --     $   --
      --         --

      --         --

      --         --

      --         --
      --         --

      --     $   --
      --         --

      --         --

      --         --
      --         --

      --         --

      --         --

  1,000,000  4,000,000

      --         --
      --         --

  1,000,000 $4,000,000

      Common Stock
 Number of
  Shares       Amount

    393,299  $    393

      3,000         3

  1,585,194     1,585

       --         --
       --         --

  1,981,493  $  1,981
    200,000       200

    447,250       447

    330,000       330

     42,750        43
       --         --

  3,001,493  $  3,001
    263,000       263

    166,916       167

     76,379        77
       --         --

    161,401       161

    200,000       200

       --         --

       --         --
       --         --

  3,869,189  $  3,869

  Additional
   Paid-In       Treasury
    Capital        Stock

 $ 7,577,124   $      --

      39,147          --

   2,376,206          --

  (6,142,907)         --
        --            --

 $ 3,849,570   $      --
     199,800          --

     590,303          --

     329,670          --

      85,457          --
        --            --

 $ 5,054,800   $      --
     516,737          --

     277,097          --

     106,836          --
        --            --

  (      161)         --

     199,800          --

        --      (4,000,000)

   6,142,907          --
        --            --

 $12,298,016   $(4,000,000)
                  Memorandum
                     Total
   Accumulated   Shareholders'
    (Deficit)        Equity

 $(  5,941,420)  $   1,636,097

          --            39,150

          --         2,377,791

          --       ( 6,142,907)
    4,545,160        4,545,160

 $(  1,396,260)  $   2,455,291
          --           200,000

          --           590,750

          --           330,000

          --            85,500
  (  1,267,987)    ( 1,267,987)

 $(  2,664,247)  $   2,393,554
          --           517,000

          --           277,264

          --           106,913
          --              --

          --              --

          --           200,000

          --              --

          --         6,142,907
  (  7,620,061)    ( 7,620,061)

 $( 10,284,308)  $   2,017,577

               Reference p. F-8

                         AGTsports, INC.
                  (A Development Stage Company)
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY







Balance: September 30, 1993

  Issued Common Stock
  Issued Common Stock for
   Services
  Issued Common Stock to
   Settle Obligations
  Issued Common Stock to
   acquire Software
  Treasury Stock Activity
  Preferred Stock Split 10 to 1
  Net Loss

Balance: September 30, 1994


   Preferred Stock
Number of
 Shares       Amount

1,000,000  $4,000,000

     --          --

     --          --

     --          --

     --          --
     --          --
     --          --
     --          --

1,000,000  $4,000,000


      Common Stock
 Number of
  Shares       Amount

  3,869,189  $  3,869

     80,871        81

    907,237       907

    305,827       306

     33,000        33
       --         --
       --         --
       --         --

  5,196,124  $  5,196



  Additional
   Paid-In       Treasury
    Capital        Stock

 $12,298,016   $(4,000,000)

     153,620          --

   1,901,355          --

     522,139          --

      58,955          --
         --     (    6,860)
         --           --
         --           --

 $14,934,085   $(4,006,860)



                  Memorandum
                     Total
   Accumulated   Shareholders'
    (Deficit)        Equity

 $( 10,284,308)  $   2,017,577

          --           153,701

          --         1,902,262

          --           522,445

          --            58,988
          --      (      6,860)
          --              --
  (  3,783,365)   (  3,783,365)

 $( 14,067,673)  $     864,748

                Reference p. F-8


                         AGTsports, INC.
                  (A Development Stage Company)
   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY









Balance: January 6, 1986


Balance: September 30, 1986


Balance: September 30, 1987


Balance: September 30, 1988


Balance: September 30, 1989


Balance: September 30, 1990


Balance: September 30, 1991


Balance: September 30, 1992


Balance: September 30, 1993

Memorandum Total Share-
 holders' Equity
  Unrealized Holding Gain
  Unrealized Loss - Foreign
   Currency Translation

Balance: September 30, 1994




  Memorandum
    Total
 Shareholders'
    Equity


$        --


$     143,496


$      98,913


$        --


$   5,501,004


$   1,636,097


$   2,455,291


$   2,393,554


$   2,017,577


      864,748
         --

         --

$     864,748





 Unrealized
   Holding
    Gain


$       --


        --


        --


        --


        --


        --


        --


        --


        --


        --
   1,660,517

        --

$  1,660,517




  Cumulative
 Translation
  Adjustment


$        --


         --


         --


         --


         --


         --


         --


         --


         --


         --
         --

 (      8,893)

$(      8,893)




    Total
 Shareholders'
    Equity


$        --


$     143,496


$      98,913


$        --


$   5,501,004


$   1,636,097


$   2,455,291


$   2,393,554


$   2,017,577


      864,748
    1,660,517

 (      8,893)

$   2,516,372

Supplemental Information:
The nature of the noncash consideration received by the company was services rendered and the basis for assignment of the amount of the noncash transactions by management is the estimated fair market value of the common stock issued calculated as the average of the bid and the ask prices on the date of the transaction discounted due to being either restricted or blocks of common stock issued.






                         AGTsports, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS



  Years Ended September 30,

  Period From
January 6, 1986
(Inception) to

Cash Flows from Operating Activities
 Net Income (Loss)
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash provided by
  Operating Activities
     Depreciation and Amortization
     (Gain) Loss on Disposal of Assets
     Loss on Sale of Investments
     Loss on Equity Securities
     Write Down of Investments to Market
     Debt Forgiven
     Territory Management
     Territory Sales
     Common Stock Issued for Software
     Common Stock Issued for Services
     Common Stock Issued for Obligations
     (Increase) Decrease in Accounts
       Receivable
     (Increase) Decrease in Inventory
     (Increase) Decrease in Other Assets
     Increase (Decrease) in Accounts
       Payable
     Increase (Decrease) due to Employees
     Increase (Decrease) in Accrued
       Expenses

Net Cash used by Operating Activities

Cash Flows from Investing Activities:
  Return of Capital - Limited Partnership
  Receipts from Notes Receivable
  Loans Made
  Purchase of Assets
  Purchase of Stock in Affiliate
  Proceeds from Sale of Investments
  Proceeds from Insurance Settlement

Total Cash Flows from Investing Activities

Cash Flows from Financing Activities:
  Proceeds from Issuance of Capital Stock
  Payments on Capital Lease Financing
  Principal Payments on Notes Payable
  Advances from Affiliates
  Payments to Affiliates
  Advances from Line of Credit
  Advances from Notes Payable

Total Cash Flows from Financing Activities

   Net Increase in Cash

   Cash at Beginning of Year

   Cash at End of Year
     1994

$(  3,783,365)



      259,900
          --
          --
          --
          --
 (     26,746)
          --
          --
       58,988
    1,902,262
      522,445

       41,681
 (      5,888)
 (     82,243)

      215,465
      138,195

      153,541

 (    605,765)


      500,000
          --
          --
  (    18,741)
          --
          --
          --

      481,259


      153,701
 (      3,453)
       37,500
      236,764
 (    509,317)
          --
      210,500

      125,695

        1,189

          -0-

$       1,189
     1993

$(  7,620,061)



      684,512
 (      4,657)
          --
    5,216,480
          --
          --
          --
          --
          --
      277,264
       35,913

 (     41,681)
 (     15,095)
 (      2,512)

      199,172
 (     47,155)

       12,518

 (  1,305,302)


          --
          --
          --
  (    58,906)
          --
          --
       12,029

 (     46,877)


      517,000
 (      4,263)
          --
      784,030
          --
          --
       50,000

    1,346,767

 (      5,412)

        5,412

$         -0-
 Sept 30, 1994

$(  14,067,673)



     1,811,987
 (   3,034,363)
        35,072
     5,216,480
     3,567,628
 (     136,955)
       205,000
 (     982,489)
        58,988
     3,562,923
       558,358

 (     335,000)
 (      40,812)
 (     227,369)

       544,439
       138,195

       352,624

 (   2,772,967)


       500,000
        80,772
 (     237,328)
 (     304,249)
 (      10,000)
       277,739
        12,029

       318,963


     1,104,944
 (      10,976)
        37,500
     1,421,542
 (     509,317)
       151,000
       260,500

     2,455,193

         1,189

           -0-

$        1,189

                         AGTsports, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (continued)




   Years Ended September 30,

  Period From
January 6, 1986
(Inception) to


Financing Activities not Affecting Cash:

  Marketable Securities received as
   contribution to capital

  Marketable Securities contributed
   to capital

  Additional paid in capital received

  Additional paid in capital contributed

  Transfer assets to limited partnership


Reference Note 9 - Securities Changes


Supplemental Information:

  Interest Paid

  Taxes Paid



      1994




$         --


          --

          --

          --

    1,611,036







$       2,929

$      24,050


      1993




$         --


          --

          --

          --

          --







$       2,375

$       6,191


 Sept 30, 1994




$      152,000


 (     152,000)

     5,314,678

 (   5,314,678)

     1,611,036









                         AGTsports, INC.
                  (A Development Stage Company)
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1994


NOTE  1  -  ORGANIZATION  AND SUMMARY OF  SIGNIFICANT  ACCOUNTING
POLICIES

AGTsports, Inc. (the "Company") was incorporated under the laws of the state of Colorado on January 6, 1986, and had no operations through April 30, 1989. The Company has selected September 30th as its accounting and fiscal year end. The principal activities from inception have been organizational matters, the sale and issuance of 500,000 shares of its $.001 par value common stock to the public. During the fiscal year ended September 30, 1991, the company began to pursue its current principal activity of providing technological and software services to golf and related industries. On March 1, 1990, the Company's Management formally elected to change the corporate name to Ultratech Knowledge Systems, Inc. (UKS) from its original name of American Merger Control, Inc. On June 7, 1993, the Shareholders of the Company voted to amend the Company's Articles of Incorporation such that the name of the Company would be changed to AGTsports, Inc. (AGT) from Ultratech Knowledge Systems, Inc.

The original transaction between the Company and American Consolidated Growth Corporation (ACGC) in January, 1991 was for ACGC to purchase assets from the Company in exchange for assumption of liabilities and issuance of 7,312,985 shares of ACGC common stock. At that time it was the intent of ACGC that the Company would distribute the ACGC stock and the Company would cease to exist. The stock was valued at $6,142,907 and was to be distributed to the Company shareholders on a "one for one" basis and to Advance Display Technologies Shareholders on a "one for three basis". It was later determined that the Company would continue its existence as the operations for the golf division after successful use of the Golf Players System at the MCI Heritage Golf Classic in Hilton Head, S.C. Management of the
Company determined it appropriate to cancel the planned distribution as the ACGC common stock was an asset which could be used to the benefit of the company and its shareholders.

On May 15, 1991, the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to acquire the division of ACGC known as Advance Golf Technologies (AGT) by the issue of 15,851,940 shares of AGT common stock to ACGC. The transaction was valued at predecessor cost. There was no write-up of the asset valuations from this transaction. Pursuant to this agreement, the Management of the Company formally established the "doing business as" or DBA name of Advance Golf Technologies. Through this transaction, ACGC gained substantial control over the Company. At September 30, 1994 and 1993, ACGC owned 8.37% and 14.3% of the outstanding common stock of the Company, respectively.

On March 16, 1992, the Company established an 80% owned subsidiary to operate under the name of "Advance Golf Technologies Systems, Inc." Advance Golf Technologies Systems, Inc. was incorporated under the laws of the state of Colorado. This affiliated company has not been capitalized or activated. Therefore it is not consolidated into these financial statements.



In January, 1994, the Company established a wholly-owned foreign subsidiary which operates under the name of AGTsports (Europe) Ltd. The subsidiary is based in Dublin, Ireland. The subsidiary will be used to facilitate the activities of the Company in the European Common Market. The functional currency of the subsidiary is the Irish Currency. Foreign operations that are recorded in a foreign currency must be restated in U.S. Dollars in accordance with generally accepted accounting principals and any gains or losses on the translation recorded as a separate component of shareholders' equity as promulgated by FASB Statement No. 52, "Foreign Currency Translation." All revenues and expenses related to the subsidiary will flow through the parent. To date, the operations of the subsidiary are not material.

Principles   of   Consolidation  -  The  consolidated   financial
statements include the accounts of AGTsports, Inc. and its wholly-owned foreign subsidiary AGTsports (Europe) Ltd. All significant intercompany transactions have been eliminated.

Development Stage Company/Going Concern - The Company is in the development stage, has not commenced principal operations and has not sold significant products to date. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history. The Company's continued existence is dependent upon its ability to either develop or purchase components and sell its products and obtain profitable operations or on its ability to obtain additional sources of funding through outside financing or equity investments.

Income Taxes - During the year ended September 30, 1994, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS No. 109, deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred income taxes represent the future tax return consequences of the temporary differences, which will be taxable or deductible when assets and liabilities are recovered or settled.

The deferred method, used in years prior to fiscal 1994, required the Company to provide for deferred tax expense based on certain items of income and expense which were reported in different years in the financial statements and the tax returns as measured by the rate in effect for the year the difference occurred.

As permitted by SFAS No. 109, the Company has not elected to restate previously issued financial statements for the change in accounting for income taxes. Pro forma effects of retroactive application of SFAS No. 109 to prior years are not determinable, and thus the effects on net income and earnings per share are not shown.

Foreign Currency Translation - The Company's primary functional currency is the U.S. dollar. Most foreign entities translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence. The remaining entities use the local currency as the functional currency and translate net assets at year-end rates while income and expense accounts are translated at average exchange rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled "Cumulative translation adjustment."

Property and Equipment - Fixed assets are carried at cost and are depreciated over their estimated useful lives utilizing the straight-line method of accounting. Reference Note 5 - Property,
Plant and Equipment

Inventory - Inventory is comprised of the Golf Players System software, scorecards which can be scanned by a scanner for input of data as a part of the automated player/course rating system and merchandise. Reference Note 3 - Inventory

Cash and Cash Equivalents - For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Capitalization of Research and Development Costs - The policy of the Company is to expense research and development costs as incurred. Software products for which technological feasibility has been established will be capitalized when purchased. During the years ended September 30, 1994 and 1993, there were no charges to expense for research and development costs.

Earnings Per Share - Earnings per share have been computed based upon the weighted average number of shares outstanding during the year of 4,641,713 and 3,524,748 for the years ended September 30, 1994 and 1993, respectively. Common stock equivalents in the aggregate do not dilute earnings per share by more than 3%, therefore, no change is presented.

Revenue Recognition - Revenue is recognized on the accrual  basis
of   accounting.   Revenue  for  bartering  type  agreements   is
recognized as services are provided on an accrual basis of accounting.

Investments - Investments owned greater than 50% by the Company will be reported on a consolidated basis of accounting. Investments for which the Company owns greater than 20% but less than 50% and for investments that are not corporate entities for which the Company exercises significant influence are reported on the equity method of accounting. Investments owned less than 20% by the Company are reported on the lower of cost or estimated fair market value.
NOTE 2 - RELATED PARTY TRANSACTIONS

During the year ended September 30, 1993, American Consolidated Growth Corporation (ACGC) advanced $784,012 to the Company for use in its operations. This advance was paid back by the
Company's issuance of 714,347 shares of ACGC common stock acquired by the Company in the transaction dated January 28, 1991. During the year ended September 30, 1994 management of these companies mutually agreed to rescind the repayment through stock since it would be in the best interest of both companies. As a result of the agreement to rescind the transaction, the Company has restated its financial statements for the year ended September 30, 1993 to reflect the liability and the investment in equity securities written down consistent with the original agreement. (Reference Note 16 - Rescission of Agreement). The transferred common stock of ACGC was recorded on the books at $6,000,492 during the fiscal year ended September 30, 1993 and the write down of the investment to the estimated fair market value at the time resulted in a loss on equity securities of $5,216,480 for the year ended September 30, 1993.

On September 7, 1993, the Company entered into an agreement with ACGC whereby the Company issued 1,000,000 shares of Preferred Stock in exchange for the transfer by ACGC to the Company of 750,000 common shares of the Company. The common stock returned to the Company represents 19.4% of the outstanding common stock of the Company at September 30, 1993 and is being held as treasury stock at September 30, 1994 and 1993. The preferred stock of the Company issued is non-voting, $4.00 per share par value which pays a dividend rate of the higher of 4% of the face value of the Share or 13% of the net earnings of the Company, computed at the end of each fiscal year and can be paid in cash or common shares of the Company, at the discretion of the Company's Board of Directors. Preferred stock will have the right to receive up to $4,000,000 prior to distributions to other shareholders upon dissolution of the Company.

The Chief Executive Officer of American Consolidated Growth Corporation (ACGC), the Company's largest shareholder, is also an owner of Renaissance Knowledge Systems, Inc. (RKS). RKS is the primary provider of software products for the Company.
Specifically,  software  related to the  "golf  players  system".
Reference Note 11

During the year ended September 30, 1993, two shareholders each made a $25,000 90-day unsecured loan to the Company. The shareholders have the option to convert all or part of the cash settlement into common stock at the time of payment made by the Company at the option price of $5.00 per share. Subsequent to September 30, 1993 one shareholder elected to convert the loan to common stock and the other shareholder continued to obtain periodic payments from the Company.





During the year ended September 30, 1994, ten shareholders issued unsecured loans with the Company totaling $404,726. The shareholders have the option to convert all or part of the cash settlement into common stock at the time of payment made by the Company at the option price of $5.00 per share. $190,000 of these loans were converted to stock during the current year. (Reference Note 6)

During the year ended September 30, 1994, the Company made payments to and on the behalf of Renaissance Knowledge Systems
(RKS) which amounted to $305,780. Since there currently is no written contractual agreement the Management is accounting for this as a loan to RKS. An allowance for loan loss for the entire amount has been established since management is unable to determine the ability of RKS to repay the amount.


NOTE 3 - INVENTORY

At September 30, inventories consisted of the following:

                                         1994           1993

       Merchandise                   $    5,342      $   3,494
       Scorecards                        31,440         24,500
       Software                           4,030          6,930

           Total                     $   40,812     $   34,924

Inventories are stated at the lower of standard cost or market on a first in, first out method.


NOTE 4 - Limited Partnership

On May 15, 1991, the Company entered into an agreement with ACGC to acquire the division of ACGC known as "Advance Golf Technologies" (AGT) by the issue of 15,851,940 shares of the Company's common stock to ACGC. This transaction was valued at predecessor cost of $2,377,791. There was no write-up in asset value at May 15, 1991. Management valued this transaction at $0.15 per share which is based on a discounting of estimated market value. This intangible investment is being amortized over five years on the straight line method. Amortization expense amounted to $118,890 and $475,558 for the years ended September 30, 1994 and 1993, respectively. Equipment, software and the tape library were evaluated for the purpose of the expenditure and the future use of the items. For each of these areas, these items were deemed appropriate to capitalize as assets due to extended useful lives and/or due to the belief that technological feasibility was proven. No expense has been recorded to write down assets to net realizable values since it appears to management that these values can be realized. The timing of the realization has apparently changed due to the past change in the short term management philosophy of the company and its products. During the fourth (4th) quarter of the fiscal year ended September 30, 1994, the Company established AGTsports, Inc. Limited Partnership I. The Limited Partnership is accounted for as an equity method investment. The Company transferred assets with a book value of $1,611,036 to the partnership and is to serve as the general manager. The assets transferred include the Players System Software and Marketing Rights transferred at a net book value of $1,129,451. This intangible asset is being amortized over five years since 1991 with the annual amortization expense of $475,558. These rights continue to have future value in that they are the foundation of the contracts with the European PGA Tour, the PGA Tour of Australasia and the Australian State Associations. As of September 30, 1994, the only limited partner is ACGC. ACGC paid $500,000 and offered a short term note to the partnership for $500,000 for the balance of the amount due. As a subsequent event, the maturity date has been extended. Of the money received from ACGC, $161,000 was used to satisfy obligations of the Company and the balance was used to pay back some of the amounts due to ACGC. Management continues to seek funding for its projects through this limited partnership and through other sources. No assurances can be made that the Company will be successful in its efforts to fully fund this partnership. The initial $500,000 in the limited partnership was paid to the Company as a return of capital to be utilized for obligations as allowed by the limited partnership use of proceeds. The balance of "Investment in AGTsports Limited Partnership" is $1,111,036 and $-0- as of September 30, 1994 and 1993, respectively.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At  September 30, Property, Plant and Equipment are summarized by major classifications as follows:
                                             1994          1993

  Computer Equipment                   $    250,693   $   237,762
  Equipment                                  71,293        63,492
  Furniture and Fixtures                     64,984        64,984
  Players Software                             --         676,582
  Promotional Tape Library                   57,514        57,514
  Software Masters                          198,987       200,000
                                            643,471     1,300,334
   Less Accumulated Depreciation
          and   Amortization                 (     262,603)     (
416,639)

                                       $    380,868  $    883,695


Property, plant and equipment are stated at cost. Total depreciation and amortization expense amounted to $259,900 and $684,512 for the years ended September 30, 1994 and 1993, respectively. Amortization of computer software costs amounted to $58,829 and $33,839 for the years ended September 30, 1994 and 1993, respectively. There were no amounts written down to a net realizable value for the years ended September 30, 1994 and 1993. All items capitalized are deemed to have future value in relationship to the activities of the company, including its agreements with the professional and amateur groups. (Reference
Note 4 - Limited Partnership).

The estimated useful lives of the listed assets is as follows:

                                           Estimated Useful Lives
     Computer Equipment                           5 years
     Equipment                                    5 years
     Furniture and Fixtures                       7 years
     Players Software                             5 years
     Promotional Tape Library                     5 years
     Software Masters                             5 years









NOTE 6 - LONG-TERM DEBT

Long-Term Debt consists of the following:
                                                        September
30,

Installment note payable at $737.52 per
  Month plus 10% Interest, collateralized
  by Equipment

Unsecured, non-interest bearing Note payable at Maturity, 10-22-93

Unsecured 90-Day Note payable at Maturity plus 10% Interest, matures 11-23-93, extended to 2-28-94. Past due and payable in full upon demand

Unsecured Note, payable in full plus 10%
  Interest simple from 3-19-92, payable
  upon demand

Unsecured Note, payable in full plus 10% interest at 5-22-94. Past due and payable in full upon demand

Unsecured Note, payable in full plus 10% interest at 5-30-94. Past due and payable in full upon demand

Unsecured Note, payable in full plus 10% interest at 6-20-94. Past due and payable in full upon demand

Unsecured Note, payable in full plus 10% interest upon demand

Unsecured Note, payable in full plus 10% interest upon demand

Unsecured Note, payable in full plus 18%
  interest at 10-28-94

    Less Amount Due Within One Year

     1994


$     18,200


        --




      12,500



        --



      25,000



      25,000



      10,000


      61,226


       2,000


      38,500

 (   192,426)

$        -0-
     1993


$     26,653


      25,000




      25,000



      80,000



        --



        --



        --


        --


        --


        --

 (   136,251)

$     20,402


NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) The Company relocated its offices December 21, 1992, and entered into a lease which expires July 31, 1996. The Company periodically rents equipment on short-term operating leases. For the years ended September 30, 1994 and 1993, rental expense amounted to $72,878 and $45,597, respectively.

The following is a schedule of future minimum rental payments required under the above operating lease as of September 30, 1994:

             Year Ending
            September 30,                    Amount
                1995                      $   71,073
                1996                          53,305
                1997                            --
                1998                            --
                1999                            --
                                          $  124,378


(b) As of September 30, 1994, a disputed claim of $21,557 has been filed against the Company in the State of Colorado District Court, City and County of Denver, by a vendor on an open account. The dispute involves certain contracted desktop publishing and graphic design supplied to the Company. The disputed amount is included in accounts payable.


NOTE 8 - REALIZATION OF ASSETS

As shown in the accompanying financial statements, the Company incurred a net loss of $3,783,365 and $7,620,061 during the years ended September 30, 1994 and 1993, respectively, and as of those dates, the Company's current liabilities exceeded its current assets by $2,446,914 and $575,678, respectively. These factors, as well as continued operating losses and lack of working capital, create an uncertainty as to the Company's ability to continue as a going concern. The Company is developing a plan to reduce its liabilities through possible issuance of additional stock to shareholders. The ability of the Company to continue as a going concern is dependent upon the success of the plan and the agreement to the plan by the Company's creditors. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management of the Company plans continued pursuit of its existing operations and strategic alliances. In addition, management will seek to restructure the staffing of the company to better reflect the immediate needs of the Company. Management of the Company will satisfy the cash needs of the Company through equity investors, shareholder loans and cash generated from operations, including Golf Expo convention show, providing statistical information to individuals and limited sales of individual players system software. It is the intent of management to continue its plans to establish marketing subsidiaries in Australia, Europe and the United States. It is the intent of management that these marketing subsidiaries each are to be structured with influential Board members and obtain sufficient funding to service operations in those geographic areas. These marketing subsidiaries are to maximize the relationships the Company has established with various PGA Tour Entities and State Associations.


NOTE 9 - SECURITIES CHANGES

On August 31, 1992, the Company issued a Securities and Exchange Commission Regulation "D" 504 common stock offering memorandum. The offering is for a per share price of $0.20 for a total of $500,000. The purpose of the offering is the funding of "The Golf Players System." "The Golf Players System" is a computer software application developed by Renaissance Knowledge Systems, Inc. for the purposes of generating and assimilating statistics on golfers and golf facilities. This offering was completed during the year ended September 30, 1993.

On April 21, 1993, the Company's Board of Directors authorized the split of the common stock of the Company on a basis of one share for every ten shares previously outstanding.

During the year ended September 30, 1993, the Company issued common stock totalling 263,000 shares for $517,000. The shares sold approximated market price as calculated by the average of the bid and the ask price quotations.

During the year ended September 30, 1993, the Company issued 166,916 shares of its common stock for services. This included payments to employees in lieu of cash. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations. The transactions amounted to $277,264.

During  the  year  ended September 30, 1993, the  Company  issued
76,379   shares  of  its  common  stock  as  payment  for   debts
outstanding  which  totalled  $106,913.   The  transactions  were
valued by management as the total of the debt paid.

The Company previously operated a subsidiary which was written off in prior years. The former subsidiary operated under the name "Burning Bush Recreation Corporation." During the year ended September 30, 1993, management elected to issue stock to those former shareholders who once participated in this activity so they will become a part of the current corporate activities. The corporation issued 161,401 of the Company's common stock as part of this reorganization.



During the year ended September 30, 1993, the Company issued 100,000 shares to Renaissance Knowledge Systems, Inc. (issued at the time RKS was a sole proprietorship of the Chief Executive Officer of ACGC) to acquire the rights to the latest versions of Goff House and 100,000 shares of common stock to the Chief
Executive Officer of ACGC for ownership rights to "The Golf Players System" in his connection with the development of the Golf Players System. These transactions were valued by management at $200,000 which approximates the average of the bid and the ask quotations and discounted approximately fifty percent (50%) since the transaction was with a related party.

During  the  year  ended September 30, 1994, the  Company  issued
common  stock totalling 80,871 shares for $153,701.   The  shares
sold approximated market price as calculated by the average of the bid and the ask price quotations.

During the year ended September 30, 1994, the Company issued 907,237 shares of its common stock for services. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market. The transactions were valued at $1,902,262.

During  the  year  ended September 30, 1994, the  Company  issued
305,827  shares  of  its  common  stock  as  payment  for   debts
outstanding  which  totalled  $522,445.   The  transactions  were
valued by management as the total of the debt paid.

During  the  year  ended September 30, 1994, the  Company  issued
33,000 shares as a partial payment for the acquisition of software. The partial payment was valued at $58,988 which is the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market.


NOTE 10 - ACCRUED EXPENSES

Accrued Expenses are summarized by components as follows:

                                              September 30,
                                            1994           1993

     Accrued Payroll Expense           $   316,324    $   190,676
     Accrued Interest Payable               11,756          8,863
     Accrued Expense - Other                25,000            --

         Total                         $   353,080    $   199,539



NOTE 11 - KEY EMPLOYEES AND RELATIONSHIPS

Currently, all software development and maintenance for the Company is being provided by Renaissance Knowledge Systems,
(RKS). RKS is, in part, owned by a former officer of the Company who is also a shareholder of the Company and Chief Executive Officer of American Consolidated Growth Corporation, the Company's largest shareholder. The former officer is one of the primary programmers of the software for the "golf players network" and its related software products. (Notes 2 and 5)

As of this point in the Company's history, Management believes the continued operation of RKS and the participation of the current Chief Executive Officer of the Company are vital to the Company's ability to realize the total potential of its products in the market.


NOTE 12 - COMPANY STOCK OPTION PLANS

The Company established a common stock compensation plan whereby each full-time employee of the Company employed at the current fiscal year end will be issued common stock of the Company during the first quarter following the fiscal year end. The value of the common stock is determined to be ten percent (10%) of the fiscal year wages paid to the employee. The option is based on base salary and hourly wages only, which would exclude profit sharing, bonus payments, commissions or any other form of compensation. The number of shares to be issued under this plan will be calculated as the average of the bid and the ask stock price on the last trading day prior to the company's fiscal year end divided into the allowed wages. This is not a tax deferred plan. All compensation under this plan is treated as a taxable fringe benefit. The first implementation of this plan by the Company was in the quarter ending December 31, 1993.

In addition, the Company established an employee common stock purchase plan whereby each employee has the option to purchase two-times the equivalent number of shares as calculated under the common stock compensation plan. The price of the shares will be fifty percent (50%) of the average price per share calculated for the common stock compensation plan. This option must be exercised when the employee signs the Company Option Plan Agreement. This is not a tax deferred plan. Discounts to the employee are to be treated as taxable fringe benefits. The first implementation of this plan by the Company was in the quarter ending December 31, 1993.

The two stock related plans are compensation plans which have been established by the Board of Directors of the Company. These compensation benefits remain in existence at the discretion of the Board of Directors of the Company.



During the year ended September 30, 1994, the Company issued 25,634 shares of its common stock under the common stock compensation plan and 37,878 shares of its common stock under the employee common stock purchase plan. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market. The transactions were valued at $44,834 and $66,249 respectively.

For the fiscal year ended September 30, 1994, there are 2,684 shares of common stock to be issued during the first quarter of fiscal year September 30, 1995 valued at a price of $4.25 per share as determined under the common stock compensation plan.
Under the employee common stock purchase plan, there are 5,368 shares of common stock under option, of which 1,622 are exercisable, at an option price of $2.13 per share.


NOTE 13 - CONCENTRATIONS OF CREDIT

The other receivables of $335,000 at September 30, 1994, represents an amount receivable from one company pursuant to a territory sales agreement. An initial payment of $15,000 was paid to the Company. The territory was sold on March 25, 1992, for $350,000 with the balance due of $335,000 financed over a term of three years, maturing March 25, 1995.

NOTE 14 - INVESTMENTS IN EQUITY SECURITIES

Effective September 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company's investments in marketable equity securities are held for an indefinite period and have been historically reported at the lower of cost or market. The aggregate fair value of the Company's marketable equity securities at September 30, 1994 totaled $2,530,676. As a result of the application of SFAS No. 115, the unrealized holding gains added $1,660,517 to Shareholder's equity at September 30, 1994.


NOTE 15 - FOREIGN CURRENCY TRANSLATION

AGTsports (Europe) Ltd., a wholly owned-subsidiary of AGTsports, Inc. conducts its operations in Dublin, Ireland. According to FASB-52, monetary assets and liabilities are translated using year end exchange rates while nonmonetary items are translated using historical rates. Revenues and expenses are translated using an average exchange rate for the period except for depreciation and cost of product sales which are translated at historical rates. Accordingly, the current rate at September 30, 1994, was 1.5302, average rate was 1.5302 and the Historical rate used was 1.5584. (Reference Note 1)

As of September 30, 1994, the separate component of shareholders' equity consisted of the following:

Cumulative Translation Adjustment - January, 1994 $       --

    Translation Adjustment    (   8,893)


Cumulative Translation Adjustment - September 30, 1994       $  (
8,893)



NOTE 16 - RESCISSION OF AGREEMENT

The financial statements of the Company reflect the agreement between the Company and ACGC to rescind the repayment of related party loans amounting to $784,012 by the transfer to ACGC of 714,347 shares of ACGC common stock. It was mutually agreed that it would be in the best interest of both companies for those equity securities be available to the Company as assets or available for sale to aid in funding the company. Reference Note 2 - Related Party Transactions


NOTE 17 - MAJOR CUSTOMER

The Company's principle operations during the year ended September 30, 1994, consisted of providing services to the PGA European Tour pursuant to a contractual agreement. Under the terms of the contract, the Company is to provide specified services at specified rates and the Tour is also to provide specified services at specified rates at each tournament event. This resulted in the company reporting revenues from services in the amount of $1,100,000 and expenses related to providing these services in the amount of $1,125,000.


NOTE 18- SUBSEQUENT EVENTS

The Company entered into an agreement with the New South Wales Golf Association (NSWGA) whereby the Company will provide to the NSWGA, at no cost to the NSWGA, the hardware and software computer components which make up the Company's "Golf Players System". In return, the NSWGA agrees to use the Golf Players System, to make the Company's optical scan cards the official score cards of the NSWGA tournament events and to use the NSWGA's best endeavors to help the Company introduce its products and services to affiliated members of NSWGA and to have the Company's optical scan score card adopted in all tournament events in New South Wales. The agreement is for a period of five years, effective in January 1995, and can be renewed for a like period by mutual consent.



The Company and the PGA Tour of Australasia established a twenty year partnership for the development of golf throughout Asia. The first of the partnership agreements was to supply the statistical information for the Tour. The contract commenced on October 20, 1994 at the Foodlink Queensland Open. As of January 1995, the Golf Players System has been utilized at a total of nine Australasian professional tournaments.

AGTsports, Inc. is the official software company of the PGA Tour of Australasia and will provide software solutions for all its operations and tournament management. A professional tournament version of The Golf Players System is being customized to facilitate all of the scoring for the Australian professional events. The Company's technology will allow the Tour to generate the next days draw within one minute after the last group has completed play. It will also instantly calculate the prize money and print the checks for the event as well as generate the current Order of Merit (money list). This information and the statistics will then be disseminated, via a computerized network, to the media and can also be sold to the book making operations in Australia and Europe.