Form 10KSB
period 1995-09-30
AGTSPORTS INC
filed 1996-01-16
CIK 791118

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                   FORM 10-KSB

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ending September 30, 1995
                         Commission File Number 0-21914

                                 AGTSPORTS, INC.
             (Exact name of registrant as specified in its charter)

                     COLORADO                          84-1165916
          (State of incorporation)     (I.R.S. Employer Identification No.)

6890 S. TUCSON WAY, SUITE 202, ENGLEWOOD, COLORADO          80112
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $625,170.
     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed as the average bid and asked prices as of September 30, 1995, was $19,857,719.

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 1995 was 10,530,972 shares.
                    DOCUMENTS INCORPORATED BY REFERENCE
          Documents incorporated by reference are found in Item 13.

                             TABLE OF CONTENTS

PART I                                                                3

     Item 1.   Description of Business                                3
     Item 2.   Description of Property                                9
     Item 3.   Legal Proceedings                                     10
     Item 4.   Submission of Matters to a Vote of Security Holders   10


PART II                                                              10

     Item 5.   Market for Common Equity and Related
                Stockholder Matter                                   10

     Item 6.   Management's Discussion and Analysis or Plan
               of Operation                                          11
     Item 7.   Financial Statements                                  13
     Item 8.   Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                  13


PART III                                                             13

     Item 9.   Directors and Executive Officers, Promoters and
                Control Persons; Compliance with Section 16(a)
                of the Exchange Act                                  13
     Item 10.  Executive Compensation                                15
     Item 11.  Security Ownership of Certain Beneficial Owners
                and Management                                       15
     Item 12.  Certain Relationships and Related Transactions        16
     Item 13.  Exhibits and Reports on Form 8-K                      17

SIGNATURES                                                           18

FINANCIAL STATEMENTS AND SCHEDULES                                  F-1

                                    PART I

ITEM 1.        DESCRIPTION OF BUSINESS

ORGANIZATION

     AGTsports, Inc. has been a developmental Colorado corporation since 1991 and intends to engage in the marketing and development of a global computer information network for the recreation industry, including in particular the proprietary system called The Golf Players System-TM- (GPS). AGTsports, Inc. (the "Company"), was incorporated under the laws of the State of Colorado on January 6, 1986, under the name, American Merger Control, Inc., as a blind pool for the purpose of investing in any and all types of assets, properties and businesses.

     On May 15, 1991, the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to acquire a division of ACGC known as Advance Golf Technologies, Inc. ("AGT"). The Company issued 15,851,940 shares (Pre 1 for 10 reverse split.) to ACGC. Pursuant to this agreement, the Company formally established the name "Advance Golf Technologies, Inc." as its trade name or dba. As a result of this transaction, ACGC became the majority shareholder of the Company in 1991. In September 1995, ACGC developed a new relationship with the Company as a result of a settlement agreement. See (Certain Relationships and Related Transactions).

     In May 1993, the Company reverse split its common stock on the basis of one share for every ten shares previously outstanding. In June 1993, the Company changed its name to AGTsports, Inc. The Company has not been subject to any bankruptcies, receiverships or similar proceedings.

PROPOSED BUSINESS

     The Company's specific focus is to create a family of strategically located subsidiary and affiliate companies that will develop a global computer information network for the recreation industry. The network is called The Golf Players System Network-TM- (GPSN) and blends leading edge hardware technology with a series of proprietary software modules. This unique integrated system allows individuals, recreational facilities and corporations to link together forming a golf information network. This system's integration process enables AGTsports, Inc. and its golf technology partners or subsidiaries to act as a single point of technology contact. The Company will plan, design, implement and manage solutions that integrate hardware, software and services to address a customer's business needs and specific organizational requirements.

     The Company plans to build a series of wholly or partially owned companies that will be responsible for the operation and expansion of the network in a particular region of the world including all marketing and sales decisions for each region or country. Each Company will begin to link its local consumers together to form a local area network with access to a national or geographic wide area network. AGTsports, Inc. then links each of these organizations together forming the global GPS network. Regional headquarters will be strategically located throughout the world. Initially, these companies are planned to be wholly owned by AGTsports, Inc., except in countries like Japan where the amount of foreign ownership is restricted. Gradually, ownership will change over to the local companies or individuals within each geographic region and AGTsports, Inc. will retain a revenue, rather than an ownership, position within each subsidiary.

     AGTsports, Inc. has taken a unique approach to providing business solutions for recreation markets. The Company has developed numerous Microsoft Windows-TM- driven software products that manage networked applications. This allows AGTsports to introduce recreational participants, organizations and businesses to many different software applications that are easy to use. Once users become familiar with these unique products and services, the Company can provide them with other innovative business or consumer service applications.

PRODUCTS OF AGTSPORTS, INC

THE GOLF PLAYERS SYSTEM

     The Company has developed an integrated software package for the golf industry. The Golf Players System-TM- (GPS) is a complete tournament management and statistical analysis system that is the front end for the network being built by the Company. The GPS has the ability to set up, handicap and score tournaments using the standard handicaps sanctioned by national and international golf associations (U.S.G.A., Royal & Ancient, etc.). Additionally, the Company has formultated a proprietary handicap (Players Merit-TM-) and course rating (Course Merit-TM-) method based on real data rather than subjective evaluation. This tournament scoring method lets the Company manage competitions played simultaneously on multiple courses.
By networking golf courses, associations, corporations and individual golfers, the Company can also provide a variety of products and services to all facets of the golf industry.

     The GPS system uses a specially designed, copyrighted scorecard that can be optically scanned. Each mark on the card can generate over 1,100 different statistics on golfer ability and course difficulty. The golf course can be rated after 50 rounds of golf are played by golfers representing different skill levels. However, the more data on a golf course, the more accurate the course rating. At 500 rounds, the course will hit its statistical tolerance (meaning it will not move very much). The course is constantly being re-rated as it weighs the most recent 50 rounds after it hits statistical tolerance on any given golf course. This will help golfers when they must play in bad weather or in seasons when golf courses can play much differently. This concept is very similar to the "Standard Scratch" theory used by the R & A, Union of Ireland and Australia. In essence, they change what we would call par in the United States to reflect the current conditions. The difference being, the GPS uses hard data and these other systems use a subjective judgment. Using this technology, the average U.S. course can be rated in less than a week.

     The Players Merit-TM- and the Course Merit-TM- are the factors comprising the Company's proprietary handicapping method. The Players Merit-TM- is the equitable computation of a golfer's ability level derived from the proper input of real data by the player or system administrator. Course information (i.e. bunkers, penalty shots and excessive putts) is figured into the Course Merit-TM-whereas the physical strokes, tee to green, are part of the Players Merit-TM-with an adjustment for course distance.

     Additionally, all accumulated course information generates a course difficulty rating for each tee box and every level of ability. These Course Merits are 'real time' and based on real data. The GPS Course Merits are derived from how each level of ability plays the course. The USGA's slope rating is the same for all skill levels.

     The GPS and on-line network are written for the Microsoft NT and Windows environment, making the system very user friendly. The GPS gathers data using optical scanning, touch screen and standard input devices. These combined technologies enable the system to compute statistical analysis, time-efficient tournament scoring and the Company's proprietary handicap method. The basic GPS contains 24 separate modules which are currently in various stages of development. The GPS begins with a core statistical software program that administers player and course information and lets the user access additional applications and service modules. One of these modules, International Handicapping, calculates the handicap formulas used by golf associations throughout the world. This International Handicapping module is an integral part of tournament management. An individual league, corporation, golf course or local organization can use any one of the different mathematical equations to score their competitions as they wish.
It is not the Company's intent to sanction handicaps used by the various other golf associations with the exception of the Players Merit.-TM-

     A Tournament Statistical Program was developed for use by the PGA European Tour. This program is a Windows based application. The program provides the PGA European Tour members with over 1100 different statistics about their games. As part of our 1994 Tour Agreement, AGTsports provided information for all of the tournament events held in Europe for the 1995 season. The Company will be making some modifications to the current program to supply additional information to the players and plans to provide information for all of the tournament events for the 1996 European Tour.

MARKETS OF AGTSPORTS, INC.

     The Company's initial marketing plan was focused completely within the United States but now has expanded to include Europe, Australia and Asia. Under the original plan, the United States was to be regionalized and then territorialized. Two regions were sold under this plan and the Company is negotiating to regain marketing control in those two regions. The market conditions have changed since this plan was implemented. The Company will market its products and services through electronic and print media in the United States, through the PGA European Tour throughout Europe and through the PGA Tour of Australasia in the Asian market.

CUSTOMERS AND COMPETITION OF AGTSPORTS, INC.

     The principal customers of AGTsports are golf courses, associations, golf leagues, corporations and individual golfers throughout the United States and Europe. There are no companies which sell competing software utilizing the proprietary scoring method developed by AGTsports, Inc.

     The United States Golf Association was formed to enforce the rules and regulations of the game established by the Royal & Ancient Golf Society of Scotland (R & A). Within each country, the R & A has established a similar governing body. The USGA is the only one of the other 43 associations that attempts to collect fees for handicapping. Currently, there are 1,700,000 USGA members of the 3,800,000 handicapped golfers in the U.S., declining from 5,300,000 members only ten years ago. The Association has lost members since it changed from the R & A handicapping method in 1970 to what it believes is a more equitable rating system. AGTsports became involved in handicapping because of the American golfer's continuing dissatisfaction with the USGA rating system. AGTsports' method is close to the current R & A system practiced in all other countries because it rates golfers on a hole-by-hole basis, rather than by their total score.

     AGTsports has also organized a staff of PGA professionals to serve in an advisory capacity and assist with product promotion. As of September 30, 1995, there were seven members on this staff, and management plans to extend the size of this advisory staff during the next fiscal year.

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

     It is not the Company's intent to sanction the various handicaps used by the various other golf associations. The Players Merit-TM- and Course Merit-TM-are not considered handicaps but rather, true measurements of a players ability and the course difficulty.

     AGTsports scorecard is patented and copyrighted. The type of paper, ink and process has been patented while the card design was copyrighted.

     Competition in this area is expected to be intense. Further, the market is still relatively new and probably has limited barriers to entry for other competing scoring systems. Consequently, AGTsports cannot predict the size of the market. A number of competitors may develop although AGTsports is aware of none at the present time.

     AGTsports and the PGA Tour of Austrlasia establised a twenty year partnership for the development of golf throughout Asia. The first of the partnership agreements was to supply the statistical information for the Tour. This began in October of 1994. In October 1995, the Company began providing statistical information in the second season under this agreement.

OPERATIONS DURING FISCAL YEAR

     During the fiscal year ended September 30, 1995, the Company was engaged in additional financing and refinement of its marketing strategies and products. The Company was active at numerous professional and amateur events of golf events during the year. However, the Company had inadequate liquidity during this period and was unable to fully pursue its business objectives. Marketing has been accomplished primarily through magazines and visits to golf associations and facilities. Commissioned sales representatives performed the direct marketing in each of the sales territories for part of the year. The Company no longer is using commissioned sales personnel as it is currently refining its marketing plan in an effort to strengthen the relationships with the professional tours and the amateur associations. The primary goal of the Company is to establish key relationships with the professional tours and the various amateur associations which may establish the Company as a market leader.

     The Company began golf operations in May, 1991. The Company has done and currently has projects with a number of organizations. The first operational project of the System was the 1991 MCI Heritage Classic. The first sale took place in July, 1991. The Company has beta tested its Systems at over sixty golf clubs in California, Colorado, New Mexico, South Carolina and Florida. As of October 21, 1993, all 62 field systems were returned to the Company's headquarters. It is the understanding of managment that these locations used for testing are interested in installing new technology systems to allow better service to their customers and members once the Company is prepared to release the GPS in the United States. The Company intends to approach these groups when its network is in place, its strategic alliances with computer hardware companies in the U.S. is in place, and when the Company is properly funded to undertake the task. The focus of company resources in fiscal year 1995 in Australia for the full implementation of its marketing subsidiary has caused a delay in the reinstallation of systems in U.S. golf clubs. The reinstallation of these systems in the U.S. will help generate cash flows to cover a portion of the Company fixed monthly expenses. During the 1996 calendar year, the Company plans on installing up to 320 systems world wide, including the U.S. systems. The Company's revenues from inception to date have been from the sale of territorial rights, golf lessons, the Individual Golf Players System, tournament management and merchandise. AGTsports has limited its marketing of its systems as a result of a lack of capital for maintenance and support activities.

     AGTsports was directly involved with forty-one events for the PGA European Tour through September 30, 1995. At these events, certain statistical information was collected, processed and dissiminated to the media and to the PGA European Tour members. The Company also supplies statistical information to television at selected events. The Company is currently evaluating the presence it will maintain in Europe during the next fiscal year. Final decisions are planned to be made in the spring of 1996.

     AGTsports was directly involved with fourteen events for the PGA Tour of Australasia through September 30, 1995. At these events, certain statistical information was collected, processed and dissiminated to the media and to the PGA European Tour members.

     The Company is in the process of restructuring to reduce its dependence on a select few individuals. The first phase of this process was to install a new President having an operational background effective in July 1995. The Company has successfully hired a Managing Director for its subsidiary in Australia and installed a new Board of Directors for the Australian Company. During the first and second quarter of the fiscal year ending September 30, 1996 the term of office for the Chief Executive Officer and the Corporate Secretary will be expiring. These two individuals as well as the past President will continue to work with the Company as independent consultants. The management of the Company believes the continued assistance of these individuals during the transition phase is vital to the Company.

     On September 15, 1995 the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to reach a final settlement of the related party activites between the two Companies over the past few years. During the past fiscal year ACGC has changed its management and its operational purpose of ACGC from being a "technology banker" to being a staffing company which is the purpose of its wholly owned subsidiary, Eleventh Hour, Inc. ACGC is no longer interested in holding certain equity investments or fulfilling its responsibility to its affiliated companies to assist with funding or investment opportunities. Previously ACGC had acquired common stock, preferred stock of the Company as well as participation in a limited partnership which ACGC signed a note payable to fulfill its responsibility to the limited partnership. During 1995 ACGC liquidated its holdings of common stock of the Company. The agreement dated September 15, 1995 provides for the following, in summary (reference exhibits to this Form 10-KSB):
a) Amounts due to ACGC by the Company are terminated with the execution of a settlement agreement with a mutual shareholder of the companies to reacquire territorial sales rights of the Company.
b) The preferred stock of the Company held by ACGC will be returned to the Company as well as the Common Stock dividend to be issued pursuant to the agreement relative to the preferred stock.
c) Termination of all former agreements including the limited partnership agreement and the related note payable signed by ACGC to the limited partnership.
d) The consideration is that the Company will issue common stock to ACGC which is equivalent to 40% of the outstanding shares as of September 15, 1995.
e) Both parties agree that the two will transfer certain assets to a partnership named Global Links LTD. for the purpose of owning an overriding royalty on sales of a reservation tee-time system to the golf industry. ACGC agrees to transfer 100% of the common stock of the Company to the partnership but ACGC has the option to withdraw 25% of its contributed stock at anytime for the first twelve months but must receive a 33% reduction of its royalty .
f) The Company agrees to transfer certain of its contract rights associated with tee times reservations system to Global Links LTD.

     The Common Stock to be issued pursuant to the agreement with American Consolidated Growth Corporation was issued after September 30, 1995. The total number of shares issued pursuant to the agreement was 7,850,000 shares of Common Stock.

SEGMENT REPORTING

     Information with respect to revenues, operating profit or loss and identifiable assets of this segment for the fiscal year ended September 30, 1995 is set forth in financial statements annexed hereto. Such information is incorporated herein by reference and made a part hereof.

TRADEMARKS AND TRADE NAMES

   The following are the trademarks of the Company. The Company also holds a number of copyrights and licenses covering different versions and modules of "The Golf Players System-TM-" software packages and products.

The Golf Players System-TM-
Players Merit-TM-
Course Merit-TM-
Company Logos-TM-

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

     The Company does not believe that it is subject to any local, state and federal statutory and regulatory requirements with respect to environmental safety.

EMPLOYEES
     The Company has eleven full-time employees at present. These employees are engaged in every facet of the Company's Business. The Company's employees are not represented by any union or collective bargaining group and there is no history of any strikes, slow-downs or other labor disputes. The Company does not have the human or capital resources to fulfill its business plan.


INTERNATIONAL OPERATIONS.

     AUSTRALIA

     The Company has established relationships in Australia and has established an office in Hornby, Australia. In addition to the contract with the PGA Tour of Australasia, the Company completed contracts with the New South Wales Golf Association and the Victorian Golf Association to provide hardware and software to the associations at no cost and the Company will work to complete a network of its affilated members. After September 30, 1995 the Company completed similar agreements with the Queensland Golf Association and the Western Australia Golf Association. These Associations represent four of the five state Associations in Australia.

     EUROPE

     AGTsports, Inc. has temporarily discontinued its operational facility in Dublin, Ireland housing AGTsports (Europe) Ltd. which will serve as a gateway to the Company's European market. AGTsports (Europe) Ltd. will provide the sales, service, programming and communication link between the United States and the European recreational markets.

     The European headquarters, when fully operational, will become an integral part of AGTsports' expansion plans. This facility will become a major communications and software development center for the rest of Europe. The Company is reevaluating how it will position its European operations. It is anticipated the Company will proceed in Europe similar to the manner in which it has in Australia.

     Each of the European objectives will be accomplished through a series of acquisitions and/or licensing agreements with the Ireland based center (AGTsports (Europe) Ltd.) or directly with the Company. The Company will provide products and services for these European markets.

     The construction of the network and market penetration should be successfully achieved because of the finalization of contracts with the PGA European Tour. Additional similar contracts will be pursued with the Senior PGA European Tour, LPGA European Tour, Golf Federation Handicaps and various tourist boards such as Bord Failte upon completion of the early phases of the network in Australia. The use of resources in Australia has delayed pursuit of these other organizations by the Company.

     SOUTH AFRICA

     The Company has entered into an agreement with Vision Electronics International Pty Ltd of Pretoria, South Africa to jointly develop, manufacture, market and sell a handheld electronic device called the "HandWedge." This device is slightly larger than the PDA's (Personal Data Assistant, such as the pocket wizard) and can be used in conjunction with a personal computer to store and calculate information concerning an individual's golf game. Included in the device is a PCMCIA card connection which, with the use of PCMCIA card applications, can transform the HandWedge into a myriad of devices, i.e. pocket calculator, encyclopedia and road atlas, etc. A joint venture has been established which is 50% owned by the Company to complete the project. The Company issued 700,000 shares of its common stock to capitalize the joint venture entity. The joint venture is accounted for on the equity method of accounting and the common stock was valued at $868,000 which is the approximate average of the bid and the ask prices discounted 45% due to being a large block of stock.




     Further information is hereby referenced in the Financial Section; hereby incorporated by reference and attached.

ITEM 2.   DESCRIPTION OF PROPERTY

     On July 31, 1994, the Company expanded its space at 6890 So. Tucson Way, Suite 202, Englewood, CO 80112 for a term expiring on July 31, 1996. The Company will reduce its space at this site on January 31, 1996. The minimum monthly rental payments required under the operating lease as of September 30, 1995 are $5,923 which is similar to last year.

     The following is a schedule of future minimum rental payments required under the above operating leases as of September 30, 1994 until January 31, 1996:


       YEAR ENDING SEPTEMBER 30,                              AMOUNT
       -------------------------                             -------
                 1996                                        $53,305
                 1997                                            -0-
                 1998                                            -0-
                 1999                                            -0-
                 2000                                            -0-
                                                             -------
                 TOTAL                                       $53,305
                                                             -------
                                                             -------


Rental Expense amounted to $70,495 and $81,406 for the years ended September 30, 1995 and 1994, respectively.

The Company will periodically rent equipment on short-term operating leases. The Company does own computer equipment and office furniture.

ITEM 3.   LEGAL PROCEEDINGS

     There is an action pending before the Court of Claims of the Country of Ireland on behalf of a former contractor of AGTsports, Inc. for breach of agreement, including some past due fees due and owing in the amount of #48,000 pounds. Such action is disputed by the Company and local counsel has been retained in Ireland to represent the Company in this action. This action is in the discovery phase.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At September 30, 1995, there were no matters to be put to a vote of the Security Holders during the final fiscal quarter.


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

                         HIGH           LOW
                         ----           ---
FISCAL YEAR 1995
----------------
     First Quarter
Common Shares            $ 2.25         $ 1.50

     Second Quarter
Common Shares            $ 2.50         $ 1.50

     Third Quarter
Common Shares            $ 1.15         $ 0.75

     Fourth Quarter
Common Shares            $ 2.78         $ 1.87

FISCAL YEAR 1994
----------------
     First Quarter
Common Shares            $ 2.62         $ 2.25

     Second Quarter
Common Shares            $ 3.75         $ 3.00

     Third Quarter
Common Shares            $ 4.25         $ 3.75

     Fourth Quarter
Common Shares            $ 4.75         $ 4.25


APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of September 30, 1995, the Company had a total of 10,530,972 outstanding shares of common stock and approximately 1055 holders of common stock on record. However, the Company has a greater number of shareholders because a number of the Company's shares are held in nominee names by the Company's market makers.

DIVIDENDS

     The Company does not intend to pay dividends in the foreseeable future. The Company's anticipated capital requirements are such that it intends to follow a policy of retaining earnings to finance the development of its business.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     In the opinion of Management, the Company has progressed significantly in the year ending September 30, 1995, as compared to the year ending September 30, 1994 as the Company had made significant progress in improving its products and market position. Management does not believe the losses which are more fully described below are necessarily indicative of results for future years and should be viewed with the factors that the Company changed the primary business focus in May of 1991 and it has been engaged primarily in reorganization and the gradual evolution from R and D to operating company. In addition, the Company has changed its marketing strategy from one of United States company only,to that of a Global approach due to its successes in Europe and Australia. Therefore, the Company has had limited net operating revenues for the year ended September 30, 1995, and is, for all intents and purposes, a startup Company.

     The Company's activities since May of 1991 have been primarily the financing,rganization of its business and development of its marketing efforts. The expenses of $5,822,237 and $4,547,136 for the years ended September 30, 1995 and 1994, respecticely, is primarily due to the accumulation of Salaries and Wages of $477,011 and $672,253 in the years ending September 30, 1995 and 1994,respectively, and General and Administrative of $1,477,740 and $562,291 in the years ending September 30, 1995 and 1994, respectively, and also due to the significant change of Contract Services from expenses in fiscal 1995 and 1994, respectively, of $1,024,026 and $2,782,441 came from the payment of services rendered to the Company through issuance of common stock. The Company also recognized an expense of $1,465,075 during the year ended September 30, 1995 for the acquisition of sales territories. Management changed its marketing strategy due to the successes in the World Golf Market and believed it to be in the best interest of the Company to reacqire these territorial rights. The expense related to the territorial rights is believed to be a one time expense to the Company. The expenses which were paid through the issuance of common stock of the Company range from promotion of the Company's PGA tour business to marketing the Company's ancillary products and incentives to its employees. The Company also had significant expenses in professional services due to accelerated activity in accounting and legal requirements of the Company. Depreciation and Amortization expense decreased to $192,848 during the fiscal year ended September 30, 1995 as compared to $259,900 expensed for the year ended September 30, 1994.

     The Company anticipates it will sustain more losses through of fiscal 1996, but expects to obtain substantial income with the installation of systems into golf clubs in Australia. The installation of these systems is anticipated to begin in golf clubs in March 1996. This will be near the end of the golf season in Australia. A time in which the personnel of the clubs will have time for setup and training.

     The agreement with the PGA Tour of Australasia as well as the agreements with the various Australian Golf Associations has allowed the Company to position itself as a technology leader in the field of Golf in Australia. Management believes this agreement will have a significant impact on the Company and its operations. The Company has been able to bring an influencial and respected group of individuals onto the the Board of Directors of its marketing subsidiary in Australia as well as strengthen its relationships with the Australian State Golf Associations. The agreements position the Company to potentially be a market leader in Australia.

     AGTsports was directly involved with forty-one and twenty-nine events for the PGA European Tour during the years ended September 30, 1995 and 1994, respectively. In addition, the Company was directly involved with fourteen events for the PGA Tour of Australasia during the year ended September 30, 1995. It should be noted that 100% of the revenues in September of 1992 were non recurring and are from the sole sale of territorial rights by the Company. Operating Revenues for 1995 and 1994 were derived solely from the sale of products and providing of scoring and statistical services. The Company sustained losses for the year ended September 30, 1995, and for the year ended September 30, 1994 of $5,216,415 and $3,783,365, respectively. A substantial portion of the loss sustained by the company was due to non-cash expenditures and a note issued to acqire territorial rights. Obligations of the company which were satisfied through the issuance of common stock and the transactions were valued at the estimated fair market value of the stock issued. The Company does not expect any substantial recurring revenues until the third quarter of fiscal 1996 due to delays occuring in Australia for the funding of the Australian subsidiary. The Company anticipates it will sustain more losses through the first two quarters of fiscal 1996.

Management of the Company plans continued pursuit of its existing operations and strategic alliances. In addition, management will seek to restructure the staffing of the company to better reflect the immediate needs of the Company. Management of the Company will satisfy the cash needs of the Company through equity investors, shareholder loans and cash generated from operations, including providing statistical information to individuals and limited sales of individual players system software. It is the intent of management to continue its plans to establish marketing subsidiaries in Australia, Europe and the United States. It is the intent of managment that these marketing subsidiaries each are to be structured with influencial Board members and obtain sufficient funding to service operations in those geographic areas. These marketing subsidiaries are to maximize the relationships the Company has established with various PGA Tour groups and State Associations.

The Company obtained liquidity during the years ended September 30, 1995 and 1994 from various sources to enable it to sustain operations. Cash flows form investing activities amounted to a net of $(42,838) and $481,259 during the years ended September 30, 1995 and 1994, respectively. The company also obtained positive net cash flows of $587,029 and $125,695 during the years ended September 30, 1995 and 1994, respectively, from its financing activities including receipt of $597,200 and $153,701 from proceeds from issuance of capital stock and $6,000 and $210,500 from advances on notes payable. The net cash used by operations was $528,476 and $605,765 during the years ended September 30, 1995 and 1994, respectively.

The term of office of the Chief Executive Officer (CEO) is expiring effective as of December 31, 1995. Greg Jablonski, who has served as CEO of the Company since 1991, will continue to work with the Company under a consulting contract as Director of International Operations and Chairman of Emeritus. He will continue to seek out opporunities for the Company in the International Markets.

The Company received notification during the fiscal year ended September 30, 1995 of a formal order of investigation entered by the Securities and Exchange Commission. The Company was notified the inquiry is confidential and should not be construed as an indication by the Commision or its staff that any violations of law have occurred, or as adverse reflection upon any person, entity or security. Management of the Company is cooperating with the inquiry.
The outcome of the investigation cannot be determined at this time.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents balance on September 30, 1995, was $16,167. There was an insignificant change in working capital during the year ended September 30, 1994.

     The Company, in management's opinion, has inadequate working capital to pursue the business opportunities that are a part of its business plan.

     The Company issued 700,000 shares of stock, valued at $868,000 for its 50% interest in a South African joint venture. (See Item 1, Description of Business, International Operations.) The joint venture has not yet commenced operations.

ITEM 7.        FINANCIAL STATEMENTS

     The response to this item is submitted as a separate section of this report (see page F-1).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent accountants on accounting and financial disclosure. In February 1995, the Company was notified by its independent accounting firm T. Alan Walls, CPA, P.C. that the firm was resigning due to becoming a creditor of American Consolidated Growth Corporation, an affiliated company. The accounting firm of Davis & Co., CPAs, P.C. has been retained by the Company to perform the audit of the fiscal year ending September 30, 1995.



                                   PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Executive Officers and Directors of the Company, their ages and present positions held in the Company for the year end September 30, 1995, were:

  NAME                 AGE    POSITION HELD
  ----                 ---    -------------
Gregory F. Jablonski    46    Chairman

T. Alan Walls           34    President and Director

Robert W. Wetzel        42    Secretary and Director

Michael T. Rowlette     38    Outside Director

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

BIOGRAPHICAL INFORMATION

GREGORY F. JABLONSKI Mr. Jablonski has been the Chairman and Chief Executive Officer of AGTsports since May, 1991. His term of office is expiring as of December 31, 1995. However, he will continue to work with the Company as Director of International Operations. His background in research and development, sales, marketing and management has been invaluable to the continuing evolution of the Company. Prior to joining AGT, he managed two multi-million dollar organizations, Scandura, Inc. and Hollis & Co. Between 1971 and 1984, Mr. Jablonski used new computer technology to develop an extensive distribution system to enhance sales. Under his leadership, Hollis & Co.'s revenues grew from $14 million to $700 million in just three years. Since 1986, Mr. Jablonski has been involved in the golf industry in various capacities including organizing several national amateur golf tournaments. Since 1988, he has been involved with AGTsports to develop a market for its software products. Mr. Jablonski earned a B.S. Degree in Physics, Mathematics and Chemistry from the University of Wisconsin and has a Master of Science Degree in Chemical Engineering and Organic Chemistry from the University of Notre Dame.

T. ALAN WALLS Mr. Walls has been involved in auditing and consulting for the past 10 years, and his accounting firm has served as the Company accounting firm since 1992. Mr. Walls joined the Company in 1995 as its President. Through his involvement as a Certified Public Accountant he has worked with large corporations in the financial, manufacturing and software development industries. His long-running capacity as auditor and consultant has allowed his clients to benefit from his insight into company operations and marketing. Mr. Walls holds a Bachelor of Science Degree in accounting from Auburn University.

ROBERT W. WETZEL Mr. Wetzel has been a Director of the Company since 1991 and the Secretary since 1993. Mr. Wetzel brings 16 years of business management to AGTsports, Inc. He began his business career with The Equitable Life Assurance Society of New York. After five years, he branched out into the securities industry where he served as Branch Manager and Compliance Officer for Denver-based brokerage firms. In these capacities, he was responsible for the planning, promotion, marketing and sales of public offerings to institutional and individual investors. Mr. Wetzel graduated from San Diego State University with a degree in Business Administration.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires the Company's officers and directors and persons owning more than ten percent of the Company's Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Additionally, Item 405 of Regulation S-B under the 34 Act requires the Company to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, the Company has the following report to make under this section. None of the Company's officers and directors had any transactions during the last fiscal year. However, none of the Company's officers and directors had made a timely filing of Form 3. All have subsequently filed Form 5 contemporaneously with the submission of this Form 10KSB. The Company has instituted a new program to insure future timely compliance with the reporting requirements:

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes compensation for the Chairman and Former President who were the most highly paid executive officers serving in this capacity during the last completed fiscal year. No additional compensation was paid or distributed by the Company to these officers during this time period. No other officer or director received over $100,000 in compensation.

                          SUMMARY COMPENSATION TABLE

                             ANNUAL COMPENSATION
                                    AWARDS
                                    ------

                                                                 STOCK
   NAME AND                   DECLARED                       AWARD(S) IN LIEU
   PRINCIPAL                   SALARY              ACCRUED     OF ACCRUED
   POSITION            YEAR    ($)(A)    PAID(A)     (A)         SALARY
   --------            ----   --------   -------   --------  ----------------
Gregory F. Jablonski   1995   $270,090   $16,890   $253,200     $16,890
Chariman               1994   $ 72,000   $     0   $ 72,000     $44,440
                       1993   $ 72,000   $37,000   $ 35,000   (2 YearTotal)

Michael Tanner         1995   $138,340   $41,900   $ 96,440     $14,290
Former President       1994   $ 60,000   $     0   $ 60,000     $25,127
and Director           1993   $ 60,000   $55,000   $  5,000   (2 Year Total)

     The total issued and outstanding shares of stock in the Company as of September 30, 1995 was 10,530,972 with 50,000,000 which have been authorized.

(A)  Includes directors fees for employee directors.

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

     THE OUTSTANDING SHARES AS OF SEPTEMBER 30, 1995 ARE 10,530,972.

Caption>
NAME AND ADDRESS OF                AMOUNT AND NATURE OF
BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)(2)  PERCENT OF CLASS
-------------------              --------------------------  ----------------
T. Alan Walls
3309 Buckingham Drive                     21,844                     0.0%
Johnson City, Tennessee 37604

Vision Applied Sports Technology
6890 S. Tucson Way, Suite 200            700,000                     6.6%
Englewood, Colorado  80112

Gregory F. Jablonski
1935 Tee Lane                            618,500                     5.9%
Castle Rock, Colorado  80104

Robert W. Wetzel
4760 S. Wadsworth Street                 346,000                     3.3%
Littleton, Colorado  80123

Michael T. Rowlette
1001 S. Briscoe Street                    18,975                     0.0%
Castle Rock, Colorado  80104

All Officers & Directors as
a Group                                1,705,319                    16.2%

   (1)  All ownership is beneficial and on record, unless indicated otherwise.
   (2) Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is affiliated with American Consolidated Growth Corporation
(ACGC) through a series of past transactions. ACGC is no longer acting as a technology banking company but has now assumed its primary purpose as being work in the staffing industry which is the primary mission of its wholly owned subsidiary, Eleventh Hour, Inc. The Company entered into a an agreement with ACGC as a final settlement of intercompany relationships. The details of this agreement are as follows:

     On September 15, 1995 the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to reach a final settlement of the related party activites between the two Companies over the past few years. During the past fiscal year ACGC has changed its management and its operational purpose of ACGC from being a "technology banker" to being a staffing company which is the purpose of its wholly owned subsidiary, Eleventh Hour, Inc. ACGC is no longer interested in holding certain equity investments or fulfilling its responsibility to its affiliated companies to assist with funding or investment opportunities. Previously ACGC had acquired common stock, preferred stock of the Company as well as participation in a limited partnership which ACGC signed a note payable to fulfill its responsibility to the limited partnership. During 1995 ACGC liquidated its holdings of common stock of the Company. The agreement dated September 15, 1995 provides for the following, in summary (reference exhibits to this Form 10-KSB):
a) Amounts due to ACGC by the Company are terminated with the execution of a settlement agreement with a mutual shareholder of the companies to reacquire territorial sales rights of the Company.
b) The preferred stock of the Company held by ACGC will be returned to the Company as well as the Common Stock dividend to be issued pursuant to the agreement relative to the preferred stock.
c) Termination of all former agreements including the limited partnership agreement and the related note payable signed by ACGC to the limited partnership.
d) The consideration is that the Company will issue common stock to ACGC which is equivalent to 40% of the outstanding shares as of September 15, 1995.
e) Both parties agree that the two will transfer certain assets to a partnership named Global Links LTD. for the purpose of owning an overriding royalty on sales of a reservation tee-time system to the golf industry. ACGC agrees to transfer 100% of the common stock of the Company to the partnership but ACGC has the option to withdraw 25% of its contributed stock at anytime for the first twelve months but must receive a 33% reduction of its royalty.

f) The Company agrees to transfer certain of its contract rights associated with tee times reservations system to Global Links LTD.

     The Common Stock to be issued pursuant to the agreement with American Consolidated Growth Corporation was issued after September 30, 1995. The total number of shares issued pursuant to the agreement was 7,850,000 shares of Common Stock.


     In April of 1994, the Company started its first golf show and exhibition. The show was a success and the Company decided to offer the consumer golf show in Denver again in 1995. The Company decided the manpower and resources of the Company used for completion of the golf show could be better used towards its primary mission of completing a global GPS network and sold the rights of the golf show to the employee who developed the show for the company. The employee who purchased the rights is no longer with the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM  8-K

(a)(1) and (a)(2) List of Financial Statements and Schedules
(a)(3) List of Exhibits (in accordance with Item 601 of Regulation S-B.)

EXHIBIT NUMBER   DESCRIPTION OF EXHIBIT
--------------   ----------------------
   3A            Articles and Bylaws                      *

   3B            Articles of Amendment                    +

   3C            Settlement agreement with American
                 Consolidated Growth Corporation

   3D            PGA Tour of Australasia

   3E            New South Wales Golf Association

   3F            Victorian Golf Association

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

+ Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914.

     No reports under Form 8K were filed in the fiscal quarter of the fiscal year.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12TH JANUARY 1996.




AGTSPORTS, INC.




BY:  /S/   T. ALAN WALLS
   --------------------------------
T. ALAN WALLS
PRESIDENT





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

     SIGNATURE                      TITLE                  DATE
     ---------                      -----                  ----
BY:  /S/   ROBERT W. WETZEL        SECRETARY           JANUARY 12, 1996
    -------------------------

     SIGNATURE


BY:  /S/ ROBERT W. WETZEL          TREASURER           JANUARY 12, 1996
    -------------------------

                                AGTSPORTS, INC.
                         (A Development Stage Company)

                       Consolidated Financial Statements

                              For the Year Ended
                              September 30, 1995

                                AGTsports, Inc.
                         (A Development Stage Company)

                  Index to Consolidated Financial Statements


                                                                 PAGE
                                                                 ----
Independent Auditors' Reports                                    F-1 to F-4

Financial Statements:

  Consolidated Balance Sheet:
     September 30, 1995                                          F-5

  Consolidated Statements of Operations:
     Years Ended September 30, 1995 and 1994                     F-6

  Consolidated Statements of Changes in Shareholders'
     Equity: Years Ended September 30, 1995 and 1994             F-7 to F-11
  Consolidated Statements of Cash Flows:
     Years Ended September 30, 1995 and 1994                     F-12 to F-13

  Notes to the Consolidated Financial Statements:
     Years Ended September 30, 1995 and 1994                     F-14 to F-30

Supplemental Schedule:
  Valuation and Qualifying Account and Reserves                  S-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors and Shareholders
AGTsports, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of AGTsports, Inc. (a Development Stage Company) as of September 30, 1995 and the related consolidated statements of operations, shareholder's equity, and cash flows for the years ended September 30, 1995, and the 1995 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of AGTsports, Inc. (a Development Stage Company) for the period from January 6, 1986 (date of inception) to September 30, 1989 were audited by other auditors whose opinion dated January 26, 1990, on those statements was unqualified.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1995 consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AGTsports, Inc. (a Development Stage Company) as of September 30, 1995, and the results of its operations and its cash flows for the year ended September 30, 1995, and the 1995 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 8, the Company does not, as yet, have significant revenues from the sale of its product. As shown in the financial statements, the Company incurred a net loss of $(5,216,415) during the year ended September 30, 1995 and, as of that date, the Company had an accumulated deficit of $19,284,088. In addition, the Company has a net deficiency in working capital of $1,741,408.

                                                                   (Continued)

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1995 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                         Davis & Co., CPAs, P.C.

Englewood, Colorado
December 15, 1995

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
AGTsports, Inc.
Englewood, Colorado

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of AGTsports, Inc. (A Development Stage Company) for the year ended September 30, 1994, and the 1994 and 1993 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of AGTsports, Inc. (a Development Stage Company) for the period from January 6, 1986 (date of inception) to September 30, 1989 were examined by other auditors whose opinion, dated January 26, 1990, on those statements was unqualified.

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

Effective September 30, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company's investments in marketable equity securities are held for an indefinite period and have been historically reported at the lower of cost or market. The aggregate fair value of the Company's marketable equity securities at September 30, 1994 totaled $2,530,676. As a result of the application of SFAS No. 115, the unrealized holding gains added $1,660,517 to Shareholder's equity at September 30, 1994.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the results of operations and cash flows of AGTsports, Inc. (a Development Stage Company) for the year ended September 30, 1994, and the 1994 and 1993 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1995 in conformity with generally accepted accounting principles.

                                                                   (Continued)

As discussed in Note 8, the Company does not, as yet, have significant revenues from the sale of its product. As shown in the financial statements, the Company incurred a net loss of $(3,783,365) during the year ended September 30, 1994 and, as of that date, the Company had an accumulated deficit of $14,967,673. In addition, the Company has a net deficiency in working capital of $2,446,914.

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

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1994 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





T. Alan Walls, CPA, P.C.
Johnson City, Tennessee

December 7, 1994, except as to
Note 19 which is January 16, 1995

                                AGTsports, Inc.
                         (A Development State Company)
                          Consolidated Balance Sheet
                              September 30, 1995

                                                                    1995
                                                                    ----
ASSETS
Current:
   Cash and cash equivalents                                   $    16,904
                                                               -----------
       Total current assets                                         16,904

Fixed assets:
   Property, plant and equipment (Note 5)                        1,437,466
   Less: accumulated depreciation                                 (960,685)
                                                               -----------
       Total fixed assets                                          476,781

Other assets:
   Other receivables net of allowance for doubtful
    accounts of $222,562 (Note 13)                                   7,193
   Prepaids and other assets                                        99,141
   Intangibles - net                                               297,224
   Investment in joint venture                                     868,000
                                                               -----------
       Total other assets                                        1,271,558
                                                               -----------

       Total assets                                             $1,765,243
                                                               -----------
                                                               -----------

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
   Accounts payable - trade                                    $   180,190
   Accounts payable - other                                        322,017
   Long term debt - current portion (Note 6)                       348,142
   Accrued expenses (Note 10)                                      907,963
                                                               -----------
       Total current liabilities                                 1,758,312

Long term debt - less current portion (Note 6)                     861,204
Liability to issue common stock to affiliate                     3,187,349
                                                               -----------
       Total liabilities                                         5,806,865

Shareholders' Equity:
   Preferred stock, $4.00 par value; 50,000,000
    shares authorized; -0- shares issued and
    outstanding as of September 30, 1995                                --
   Common stock, $.001 par value; 50,000,000
    shares authorized; 10,530,972 shares issued and
    10,530,972 shares outstanding as of September 30, 1995          10,531
   Treasury stock                                                  (16,720)
   Additional paid-in capital                                   15,259,846
   Unrealized holding gain
   Cumulative translation adjustment (Note 15)                     (11,191)
   Deficit accumulated during the development stage            (19,284,088)
                                                               -----------
       Total shareholder's equity                               (4,041,622)
                                                               -----------
       Total liabilities and shareholders' equity              $ 1,765,243
                                                               -----------
                                                               -----------

See accompanying notes to consolidated financial statements

                                AGTsports, Inc.
                        (A Development State Company)
                    Consolidated Statements of Operations

                                    YEARS ENDED SEPTEMBER 30,       JANUARY 6, 1986
                                   ---------------------------     INCEPTION THROUGH
                                       1995            1994        SEPTEMBER 30, 1995
                                   -----------     -----------     ------------------
Revenue
  Territory sales                  $        --     $        --       $  1,612,009
  Revenue                              625,170       1,222,932          2,167,777
                                   -----------     -----------       ------------
                                       625,170       1,222,932          3,779,786

Expenses
  Cost of purchased goods for resale       672          14,476            162,378
  Salaries and wages                   477,011         672,253          1,979,954
  Professional services                998,571         133,159          2,606,254
  General and administrative         1,477,740         562,291          3,152,348
  Depreciation and amortization        192,848         259,900          2,004,835
  Advertising                           62,439              --            304,729
  Contract services                  1,024,026       2,782,441          4,633,918
  Travel and entertainment             124,527         137,092            698,693
  Territory reacquisition            1,465,075              --          1,465,075
                                   -----------     -----------       ------------
     Total expenses                  5,822,909       4,561,612         17,008,184
                                   -----------     -----------       ------------

Operating income (loss)             (5,197,739)     (3,338,680)       (13,228,398)

Other income (expenses)
  Interest income                           15               7                341
  Rent income                              983              --             14,992
  Interest expense                     (73,515)       (212,922)          (415,950)
  Gain (loss) on equity securities     243,465              --         (8,652,613)
  Gain (loss) on disposal of assets     (3,856)             --          3,279,962
  Provision for loan loss             (222,562)       (305,780)          (528,342)
  Other income                          10,618          47,264             82,789
                                   -----------     -----------       ------------
     Total other income (expense)      (44,852)       (471,431)        (6,218,821)
                                   -----------     -----------       ------------

Net income (loss) before
 extraordinary items and provision
 for income taxes                   (5,242,591)     (3,810,111)       (19,447,219)
Provision for income taxes                  --              --         (1,793,033)
                                   -----------     -----------       ------------

Net income (loss) before
 extraordinary items                (5,242,591)     (3,810,111)       (21,240,252)

Extraordinary items:
  Income tax benefit realized               --              --          1,793,033
  Debt forgiveness                      26,176          26,746            163,131
                                   -----------     -----------       ------------

Net income (loss)                  $(5,216,415)    $(3,783,365)      $(19,284,088)
                                   -----------     -----------       ------------


                                                                       (Continued)

                                AGTsports, Inc.
                        (A Development Stage Company)
                    Consolidated Statements of Operations
                                    (Page 2)


                                          YEARS ENDED SEPTEMBER 30,    JANUARY 6, 1986
                                          ------------------------    INCEPTION THROUGH
                                             1995          1994       SEPTEMBER 30, 1995
                                          ----------    ----------    ------------------
Net income (loss) per common share
  before extraordinary items              $     (.71)   $    (0.82)       $    (8.31)

Extraordinary items per common share             .01           .01               .76
                                          ----------    ----------        ----------
Net income (loss) per common share        $     (.70)   $    (0.81)       $    (7.55)
                                          ----------    ----------        ----------
                                          ----------    ----------        ----------
Weighted average shares of
  common stock outstanding                 7,432,297     4,641,713         2,555,251
                                          ----------    ----------        ----------
                                          ----------    ----------        ----------

See accompanying notes to consolidated financial statements.

                                  AGTsports, Inc.
                         (A Development Stage Company)
          Consolidated Statements of Changes in Shareholder's Equity

                                        PREFERRED STOCK     COMMON STOCK                                           MEMORANDUM
                                       -----------------  -----------------  ADDITIONAL                              TOTAL
                                       NUMBER OF          NUMBER OF           PAID-IN     TREASURY   ACCUMULATED  SHAREHOLDERS'
                                        SHARES    AMOUNT    SHARES   AMOUNT   CAPITAL      STOCK      (DEFICIT)      EQUITY
                                       ---------  ------  ---------  ------  ----------   --------   -----------  -------------
Balance: January 6, 1986                     --    $  --         --   $  --  $       --   $     --   $       --     $        --

Balance: January 21, 1986                    --       --     30,000      30       5,970         --            --          6,000
 Issued common stock                         --       --     90,000      90     149,910         --            --        150,000
 Offering costs                              --       --         --      --      (7,257)        --            --         (7,257)
 Net loss                                    --       --         --      --          --         --        (5,247)        (5,247)
                                       --------    -----    -------   -----   ---------   --------   -----------    -----------
Balance: September 30, 1986                  --       --    120,000     120     148,623         --        (5,247)       143,496
 Net loss                                    --       --         --      --          --         --       (44,583)       (44,583)
                                       --------    -----    -------   -----   ---------   --------   -----------    -----------
Balance: September 30, 1987                  --       --    120,000     120     148,623         --       (49,830)        98,913
 Net loss                                    --       --         --      --          --         --       (98,913)       (98,913)
                                       --------    -----    -------   -----   ---------   --------   -----------    -----------
Balance: September 30, 1988                  --       --    120,000     120     148,623         --      (148,743)            --
 Stock split: 3 to 1                         --       --         --      --          --         --            --             --
 Issued common stock to acquire
    subsidiaries                             --       --     99,943     100   5,534,840         --        (8,824)     5,526,116
 Shares purchased by subsidiary              --       --         --      --          --    (25,112)           --        (25,112)
                                       --------    -----    -------   -----   ---------   --------   -----------    -----------
Balance: September 30, 1989                  --       --    219,943     220   5,683,463    (25,112)     (157,567)     5,501,004
 Reverse stock split: 15 to 1                --       --         --      --          --         --            --             --
 Issued common stock for services            --       --     14,801      15     167,231         --            --        167,246
 Issued common stock pursuant to
    debenture agreement                      --       --     60,000      60     649,940         --            --        650,000
 Issued common stock for investment
    in joint venture                         --       --     34,500      35     381,815         --            --        381,850
 Issued common stock for professional
    services                                 --       --     60,000      60     649,940         --            --        650,000
 Issued common stock to settle
    litigation                               --       --      4,055       3      44,735         --            --         44,738
 Treasury stock activity                     --       --         --      --          --     25,112            --         25,112
 Stock split: 3 to 1                         --       --         --      --          --         --            --             --
 Net loss                                    --       --         --      --          --         --    (5,783,853)    (5,783,853)
                                       --------    -----    -------   -----   ---------   --------   -----------    -----------

See accompanying notes to consolidated financial statements.        (Continued)

                                   AGTsports, Inc.
                           (A Development Stage Company)
          Consolidated Statements of Changes in Shareholder's Equity
                                      (Page 2)


                                         PREFERRED STOCK        COMMON STOCK                                            MEMORANDUM
                                      --------------------  ------------------- ADDITIONAL                               TOTAL
                                      NUMBER OF             NUMBER OF            PAID-IN     TREASURY    ACCUMULATED  SHAREHOLDERS'
                                       SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL      STOCK       (DEFICIT)      EQUITY
                                      --------- ----------  ---------  ------   ----------   --------    -----------  ------------
Balance: September 30, 1990                 --  $       --    393,299  $  393  $ 7,577,124  $        --  $(5,941,420) $ 1,636,097
 Issued common stock to settle
    litigation                              --          --      3,000       3       39,147           --           --       39,150
 Issued common stock to acquire
    intangible assets                       --          --  1,585,194   1,585    2,376,206           --           --    2,377,791
 Distribution declared pursuant to
    January 28, 1991 contract               --          --         --      --   (6,142,907)          --           --   (6,142,907)
 Net income                                 --          --         --      --           --           --    4,545,160    4,545,160
                                     ---------  ----------  ---------  ------  -----------  -----------  -----------  -----------
Balance September 30, 1991                  --          --  1,981,493   1,981    3,849,570           --   (1,396,260)   2,455,291
 Issued common stock                        --          --    200,000     200      199,800           --           --      200,000
 Issued common stock for services           --          --    447,250     447      590,303           --           --      590,750
 Issued common stock to acquire
    intangible assets                       --          --    330,000     330      329,670           --           --      330,000
 Issued common stock through
    private placement                       --          --     42,750      43       85,457           --           --       85,500
 Net income                                 --          --         --      --           --           --   (1,267,987)  (1,267,987)
                                     ---------  ----------  ---------  ------  -----------  -----------  -----------  -----------
Balance: September 30, 1992                 --          --  3,001,493   3,001    5,054,800           --   (2,664,247)   2,393,554
 Issued common stock                        --          --    263,000     263      516,737           --           --      517,000
 Issued common stock for services           --          --    166,916     167      277,097           --           --      277,264
 Issued common stock to settle
    litigation                              --          --     76,379      77      106,836           --           --      106,913
 Reverse stock split: 13 to 1               --          --         --      --           --           --           --           --
 Issued common stock to former
    BBBC stockholders                       --          --    161,401     161         (161)          --           --           --
 Issued common stock to acquire
    assets                                  --          --    200,000     200      199,800           --           --      200,000
 Issued preferred stock to treasury  1,000,000   4,000,000         --      --           --   (4,000,000)          --           --
 Cancellation of distribution
    declared                                --          --         --      --    6,142,907           --           --    6,142,907
 Net income                                 --          --         --      --           --           --   (7,620,061)  (7,620,061)
                                     ---------  ----------  ---------  ------  -----------  -----------  -----------  -----------

See accompanying notes to consolidated financial statements.        (Continued)

                                AGTsports, Inc.
                        (A Development Stage Company)
           Consolidated Statements of Changes in Shareholder's Equity
                                  (Page 3)

                                    PREFERRED STOCK       COMMON STOCK                                          MEMORANDUM
                                 --------------------- ------------------ ADDITIONAL                                TOTAL
                                  NUMBER OF             NUMBER OF           PAID-IN     TREASURY    ACCUMULATED SHAREHOLDERS'
                                   SHARES     AMOUNT     SHARES    AMOUNT   CAPITAL      STOCK       (DEFICIT)     EQUITY
                                 ---------- ---------- ---------- ------- ----------- -----------  ------------  -----------
Balance: September 30, 1993       1,000,000 $4,000,000  3,869,189 $ 3,869 $12,298,016 $(4,000,000) $(10,284,308) $ 2,017,577
 Issued common stock                     --         --     80,871      81     153,620          --            --      153,701
 Issued common stock for services        --         --    907,237     907   1,901,355          --            --    1,902,262
 Issued common stock to settle
  obligations                            --         --    305,827     306     522,139          --            --      522,445
 Issued common stock to acquire
  software                               --         --     33,000      33      58,955          --            --       58,988
            activity                     --         --         --      --          --      (6,860)           --       (6,860)
 Preferred stock split 10 to 1           --         --         --      --          --          --            --           --
 Net income                              --         --         --      --          --          --    (3,783,365)  (3,783,365)
                                 ---------- ---------- ---------- ------- ----------- -----------  ------------  -----------

Balance: September 30, 1994       1,000,000  4,000,000  5,196,124   5,196  14,934,085  (4,006,860)  (14,067,673)     864,748
 Issued common stock                     --         --  1,122,200   1,122     596,078          --            --      597,200
 Issued common stock for services        --         --  1,539,875   1,540          --          --            --    1,397,942
 Issued common stock for debt
  settlement with employees              --         --  2,186,023   2,186   1,396,402          --            --    1,169,508
 Issued common stock for debt and
  obligation settlement                  --         --    310,750     311     168,060          --            --      168,371
 Issued stock for territory
  acquisition                            --         --    225,000     225     129,850          --            --      130,075
 Issued common stock for VAST
  joint venture                          --         --    700,000     700     867,300          --            --      868,000
 Return of preferred stock per
  AMIC settlement                (1,000,000)(4,000,000)        --      --          --          --            --   (4,000,000)
 Treasury stock activity                 --         --   (749,000)   (749) (3,999,251)  3,990,140            --       (9,860)
 Net loss                                --         --         --      --          --          --    (5,216,415)  (5,216,415)
                                 ---------- ---------- ---------- ------- ----------- -----------  ------------  -----------

Balance: September 30, 1995              -- $       -- 10,530,972 $10,531 $15,259,846 $   (16,720) $(19,284,088) $(4,030,431)
                                 ---------- ---------- ---------- ------- ----------- -----------  ------------  -----------


See accompanying notes to consolidated financial statements.

                                 AGTsports, Inc.
                          (A Development Stage Company)
           Consolidated Statements of Changes in Shareholders' Equity
                                    (Page 4)

                                  MEMORANDUM
                                     TOTAL        UNREALIZED     CUMULATIVE     TOTAL
                                 SHAREHOLDERS'      HOLDING      TRANSLATION SHAREHOLDERS'
                                    EQUITY           GAIN        ADJUSTMENT     EQUITY
                                 -------------    -----------    ----------- -------------
Balance: January 6, 1986          $        --     $        --     $     --    $        --
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1986           143,496              --           --        143,496
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1987            98,913              --           --         98,913
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1988                --              --           --             --
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1989         5,501,004              --           --      5,501,004
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1990         1,636,097              --           --      1,636,097
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1991         2,455,291              --           --      2,455,291
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1992         2,393,554              --           --      2,393,554
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------
Balance: September 30, 1993         2,017,577              --           --      2,017,577
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------

Memorandum total shareholders'
   equity                             864,748              --           --        864,748
   Unrealized holding gain                 --       1,660,517           --      1,660,517
   Unrealized loss - foreign
      currency translation                 --              --       (8,893)        (8,893)
                                  -----------     -----------     --------    -----------
Balance: September 30, 1994           864,748       1,660,517       (8,893)     2,516,372
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------

Memorandum total shareholders'
   equity                          (4,030,431)             --           --     (4,030,431)
   Unrealized loss - foreign
      currency translation                 --              --      (11,191)       (11,191)
                                  -----------     -----------     --------    -----------
Balance: September 30, 1995       $(4,030,431)    $        --     $(11,191)   $(4,041,622)
                                  -----------     -----------     --------    -----------
                                  -----------     -----------     --------    -----------

See accompanying notes to consolidated financial statements.

                                       AGTsports, Inc.
                                (A Development Stage Company)
                            Consolidated Statements of Cash Flows

                                                                                   PERIOD FROM
                                                   YEARS ENDED SEPTEMBER 30,     JANUARY 6, 1986
                                                 ----------------------------    (INCEPTION) TO
                                                     1995             1994       SEPT. 30, 1995
                                                 -----------      -----------    ---------------
Cash flows from operating activities
 Net income (loss)                               $(5,216,415)     $(3,783,365)    $(19,284,088)
 Adjustments to reconcile net income
    (Loss) to net cash provided by
    operating activities
       Depreciation and amortization                 192,848          259,900        2,004,835
       (Gain) loss on disposal of assets               3,856               --       (3,030,507)
       Loss on sale of investments                        --               --           35,072
       Loss on equity securities                    (243,465)              --        4,973,015
       Write-down of investments to market                --               --        3,567,629
       Debt forgiven                                 (26,176)         (26,746)        (163,131)
       Territory management                               --               --          205,000
       Territory sales/reacquisition               1,465,075               --          482,586
       Common stock issued for software                                58,988           58,988
       Common stock issued for services            1,397,942        1,902,262        4,960,865
       Common stock issued for obligation          1,337,879          522,445        1,896,237
       (Increase) decrease in accounts
          receivable                                      --           41,681         (335,000)
       (Increase) decrease in inventory               40,812           (5,888)              --
       (Increase) decrease in other assets           263,994          (82,243)          36,625
       Increase (decrease) in accounts payable      (299,709)         215,465          244,730
       Increase (decrease) due to employees               --          138,195          130,195
       Increase (decrease) in accrued expenses       554,883          153,541          907,507
                                                 -----------      -----------     ------------

Net cash used by operating activities               (528,476)        (605,765)      (3,301,443)

Cash flows from investing activities:
 Return of capital - limited partnership                  --          500,000          500,000
 Receipts from notes receivable                           --               --           80,772
 Loans made                                               --               --         (237,328)
 Purchase of assets                                  (42,838)         (18,741)        (347,087)
 Purchase of stock in affiliate                           --               --          (10,000)
 Proceeds from sale of investments                        --               --          277,739
 Proceeds from insurance settlement                       --               --           12,029
                                                 -----------      -----------     ------------

Total cash flows from investing activities           (42,838)         481,259          276,125

Cash flows from financing activities:
 Proceeds from issuance of capital stock             597,200          153,701        1,702,144
 Payments on capital lease financing                 (10,000)          (3,453)         (20,976)
 Principal payments on notes payable                 (14,000)          37,500           23,500
 Advances from affiliates                                 --          236,764        1,421,542

                                                                                    (Continued)

See accompanying notes to consolidated financial statements.

                                       AGTsports, Inc.
                                (A Development Stage Company)
                            Consolidated Statements of Cash Flows
                                          (Page 2)

                                                                              PERIOD FROM
                                              YEARS ENDED SEPTEMBER 30,     JANUARY 6, 1986
                                            ----------------------------    (INCEPTION) TO
                                                1995             1994       SEPT. 30, 1995
                                            -----------      -----------    ---------------
 Payments to affiliates                     $        --       $ (509,317)     $  (509,317)
 Advances from line of credit                     7,829               --          158,829
 Advances from notes payable                      6,000          210,500          266,500
                                            -----------       ----------      -----------

Total cash flows from financing activities      587,029          125,695        3,042,222

Net increase in cash                             15,715            1,189           16,904

Cash at beginning of year                         1,189               --               --
                                            -----------       ----------      -----------

Cash at end of year                         $    16,904       $    1,189      $    16,904
                                            -----------       ----------      -----------
                                            -----------       ----------      -----------

Financing activities not affecting cash:
                                                                              $   152,000
 Marketable securities received as
    contribution to capital                 $        --       $       --      $  (152,000)

 Marketable securities contributed
    to capital                                       --               --      $ 5,314,678

 Additional paid in capital received                 --               --      $(5,314,678)

 Additional paid in capital contributed              --               --      $ 1,611,036

 Transfer assets to limited partnership
    and termination pursuant to agreement   $(1,611,036)      $1,611,036

 Issuance of common stock in exchange
    for investment in joint venture         $   868,000               --      $   868,000

Reference Note 9 - Securities Changes

Supplemental information:

 Interest paid                              $    11,239       $    2,929
 Taxes paid                                 $    12,740       $   24,050





See accompanying notes to consolidated financial statements.

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995

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

On May 15, 1991, the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to acquire the division of ACGC known as Advance Golf Technologies (AGT) by the issue of 1,585,194 (post-split) shares of AGT common stock to ACGC. The transaction was valued at predecessor cost. There was no write-up of the asset valuations from this transaction. Pursuant to this agreement, the Management of the Company formally established the "doing business as" or DBA name of Advance Golf Technologies. Through this transaction, ACGC gained substantial control over the Company. At September 30, 1994, ACGC owned 8.37% of the outstanding common stock of the Company. On September 15, 1995, the Company entered into a settlement agreement with ACGC which settled intercompany activities with ACGC. (Reference Note 2).

On March 16, 1992, the Company established an 80% owned subsidiary to operate under the name of "Advance Golf Technologies Systems, Inc." Advance Golf Technologies Systems, Inc. was incorporated under the laws of the state of Colorado. This affiliated company has not been capitalized or activated. Therefore it is not consolidated into these financial statements.

In January, 1994, the Company established a wholly-owned foreign subsidiary which operates under the name of AGTsports (Europe) Ltd. The subsidiary will be used to facilitate the activities of the Company in the European Common Market. The functional currency of the subsidiary is the Irish Currency. During the year ended September 30, 1995, the Company established a wholly-owned subsidiary which operates under the name of AGTsports Australia Pty. Ltd. The functional currency of the subsidiary is the Australian Dollar. Foreign operations that are recorded in a foreign currency must be restated in U.S. Dollars in accordance with generally accepted accounting principals and any gains or losses on the translation recorded as a separate component of shareholders' equity as promulgated by FASB Statement No. 52, "Foreign Currency Translation." All revenues and expenses related to the subsidiary will flow through the parent. To date, the operations of the subsidiary are not material.

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995
                               (Continued)

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of AGTsports, Inc. and its two wholly-owned foreign subsidiaries, AGTsports Australia Pty. Ltd. and AGTsports (Europe) Ltd. All significant intercompany transactions have been eliminated.

DEVELOPMENT STAGE COMPANY/GOING CONCERN - The Company is in the development stage. It has not commenced principal operations and has not sold significant products to date. Its proposed operations are subject to all of the risks inherent in the establishment of a new business enterprise, including the absence of an operating history. The Company's continued existence is dependent upon its ability to either develop or purchase components and sell its products and obtain profitable operations or on its ability to obtain additional sources of funding through outside financing or equity investments.

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

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995
                               (Continued)

PROPERTY AND EQUIPMENT - Fixed assets are carried at cost and are depreciated over their estimated useful lives utilizing the straight-line method of accounting. Reference Note 5 - Property, Plant and Equipment

INVENTORY - Inventory is comprised of the Golf Players System software, scorecards which can be scanned by a scanner for input of data as a part of the automated player/course rating system and merchandise. Reference Note 3 - Inventory

CASH AND CASH EQUIVALENTS - For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

CAPITALIZATION OF RESEARCH AND DEVELOPMENT COSTS - The policy of the Company is to expense research and development costs as incurred. Software products for which technological feasibility has been established will be capitalized when purchased. During the years ended September 30, 1995 and 1994, there were no charges to expense for research and development costs.

EARNINGS PER SHARE - Earnings per share have been computed based upon the weighted average number of shares outstanding during the year of 7,432,297 and 4,641,713 for the years ended September 30, 1995 and 1994, respectively. Common stock equivalents in the aggregate do not dilute earnings per share by more than 3%, therefore, no change is presented.

REVENUE RECOGNITION - Revenue is recognized on the accrual basis of accounting. Revenue for bartering type agreements is recognized as services are provided on an accrual basis of accounting.

INVESTMENTS - Investments owned greater than 50% by the Company will be reported on a consolidated basis of accounting. Investments for which the Company owns greater than 20% but less than 51% and for investments that are not corporate entities for which the Company exercises significant influence are reported on the equity method of accounting. Investments owned less than 20% by the Company are reported on the lower of cost or estimated fair market value.

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

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995
                               (Continued)

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

The Company is affiliated with American Consolidated Growth Corporation (ACGC) through a series of past transactions. ACGC is no longer acting as a technology banking company but has now assumed its primary purpose as being in the staffing industry which is the primary mission of its wholly owned subsidiary, Eleventh Hour, Inc. The Company entered into a an agreement with ACGC as a final settlement of intercompany relationships. The details of this agreement are as follows:

On September 15, 1995 the Company entered into an agreement with American Consolidated Growth Corporation (ACGC) to reach a final settlement of the related party activities between the two Companies over the past few years. During the past fiscal year, ACGC has changed its management and its operational purpose from being a "technology banker" to being a staffing company, which is the purpose of its wholly owned subsidiary, Eleventh Hour, Inc. ACGC is no longer interested in holding certain equity investments or fulfilling its responsibility to its affiliated companies to assist with funding or investment opportunities. Previously, ACGC had acquired common stock and preferred stock of the Company as well as participation in a limited partnership in which ACGC signed a note payable to fulfill its responsibility to the limited partnership. During 1995, ACGC liquidated its holdings of common stock of the Company. The agreement dated September 15, 1995 provides for the following:
 a) Amounts due to ACGC by the Company are terminated with the execution of a settlement agreement with a mutual shareholder of the companies to reacquire territorial sales rights of the Company.

 b) The preferred stock of the Company held by ACGC will be returned to the Company as well as the Common Stock dividend to be issued pursuant to the agreement relative to the preferred stock.

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995
                               (Continued)

 c) Termination of all former agreements including the limited partnership agreement and the related note payable signed by ACGC to the limited partnership.

 d) The consideration is that the Company will issue common stock to ACGC which is equivalent to 40% of the outstanding shares of the Company as of September 15, 1995.

 e) Both parties agree that the two will transfer certain assets to a partnership named Global Links LTD. for the purpose of owning an overriding royalty on sales of a reservation tee-time system to the golf industry. ACGC agrees to transfer 100% of the common stock of the Company to the partnership with the option to withdraw 25% of its contributed stock at anytime for the first twelve months but must receive a 33% reduction of its royalty .

 f) The Company agrees to transfer certain contract rights associated with tee times reservations system to Global Links LTD.

The Common Stock to be issued pursuant to the agreement with American Consolidated Growth Corporation was issued after September 30, 1995. The total number of shares issued pursuant to the agreement was 7,850,000 shares of Common Stock. The value of these shares was determined by the amount of debt owed by the Company, net of assets received, and is recorded as a "Liability to issue common stock to affiliate".

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

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995
                               (Continued)

NOTE 3 - INVENTORY

At September 30, inventories consisted of the following:

                                       1995        1994
                                     --------    --------
       Merchandise                   $   --      $ 5,342
       Scorecards                        --       31,440
       Software                          --        4,030
                                     --------    -------
           Total                     $   --      $40,812
                                     --------    -------
                                     --------    -------

Inventories are stated at the lower of standard cost or market on a first in, first out method.

NOTE 4 - LIMITED PARTNERSHIP

On May 15, 1991, the Company entered into an agreement with ACGC to acquire the division of ACGC known as "Advance Golf Technologies"
(AGT) by the issue of 1,585,194 (post-split) shares of the Company's common stock to ACGC. This transaction was valued at predecessor cost of $2,377,791. There was no write-up in asset value at May 15, 1991. Management valued this transaction at $1.50 per share which is based on a discounting of estimated market value. This intangible investment is being amortized over five years on the straight line method. Amortization expense amounted to $19,815 and $118,890 for the years ended September 30, 1995 and 1994, respectively. Equipment, software and the tape library were evaluated for the purpose of the expenditure and the future use of the items. For each of these areas, these items were deemed appropriate to capitalize as assets due to extended useful lives and/or due to the belief that technological feasibility was proven. No expense has been recorded to write down assets to net realizable values since it appears to management that these values can be realized. The timing of the realization has apparently changed due to the past change in the short term management philosophy of the company and its products.

During the fourth (4th) quarter of the fiscal year ended September 30, 1994, the Company established AGTsports, Inc. Limited Partnership I. The Limited Partnership is accounted for as an equity method investment. The Company transferred assets with a book value of $1,611,036 to the partnership and is to serve as the general manager. The assets transferred include the Players System Software and Marketing Rights transferred at a net book value of $1,129,451. This intangible asset is being amortized over five years since 1991 with the annual amortization expense of $475,558. These rights continue to have future value in that they are the foundation of the contracts with the European PGA Tour, the PGA Tour of Australasia and the Australian State Associations. As of September 30, 1994, the only limited partner is ACGC. ACGC paid $500,000 and offered a short term note to the partnership for $500,000 for the balance of the amount due. As a subsequent event, the maturity date has been extended. Of the money received from ACGC, $161,000 was used to satisfy obligations of the Company and the balance was used to

                             AGTsports, Inc.
                      (A Development Stage Company)
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1995
                               (Continued)

pay back some of the amounts due to ACGC. Management continues to seek funding for its projects through this limited partnership and through other sources. No assurances can be made that the Company will be successful in its efforts to fully fund this partnership. The initial $500,000 in the limited partnership was paid to the Company as a return of capital to be utilized for obligations as allowed by the limited partnership use of proceeds. The balance of "Investment in AGTsports Limited Partnership" is $-0- and $1,111,036 as of September 30, 1995 and 1994, respectively.

The limited partnership was terminated effective as of September 15, 1995 with the withdrawal of ACGC as a limited partner pursuant to the settlement agreement executed with the Company. Reference Note 2 - Related Party Transactions, for a detailed discussion of the settlement agreement.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

At September 30, Property, Plant and Equipment are summarized by major classifications as follows:

                                             1995          1994
                                         ----------     ---------
  Computer Equipment                     $  359,993     $ 250,693
  Equipment                                  18,006        71,293
  Furniture and Fixtures                     66,384        64,984
  Players Software                          100,000          --
  Promotional Tape Library                   57,514        57,514
  Software Masters                          835,569       198,987
                                         ----------     ---------
                                          1,437,466       643,471
   Less Accumulated Depreciation
        and Amortization                   (960,685)     (262,603)
                                         ----------     ---------
                                         $  476,781     $ 380,868
                                         ----------     ---------
                                         ----------     ---------

Property, plant and equipment are stated at cost. Total depreciation and amortization expense amounted to $192,848 and $259,900 for the years ended September 30, 1995 and 1994, respectively. Amortization of computer software costs amounted to $26,471 and $58,829 for the years ended September 30, 1995 and 1994, respectively. There were no amounts written down to a net realizable value for the years ended September 30, 1995 and 1994. All items capitalized are deemed to have future value in relationship to the activities of the company, including its agreements with the professional and amateur groups. (Reference Note 4 - Limited Partnership).

The estimated useful lives of the listed assets is as follows:

Computer Equipment - 5 years           Players Software - 5 years
Equipment - 5 years                    Promotional Tape Library - 5 years
Furniture and Fixtures - 7 years       Software Masters - 5 years

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)


NOTE 6 - LONG-TERM DEBT

Long-Term Debt consists of the following:

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1995         1994
                                                              --------    ---------
Installment note payable at $737.52 per
   month plus 10% interest,
   collateralized by equipment                                $  3,500    $  18,200

Unsecured 90-Day Note payable at maturity
   plus 10% interest, collateralized
   by equipment                                                  2,500       12,500

Unsecured Note, payable in full plus 10%
   interest at 5-22-94.  Past due and
   payable in full upon demand                                      --       25,000

Unsecured Note, payable in full plus 10%
   interest at 5-30-94.  Past due and
   payable in full upon demand                                  25,000       25,000

Unsecured Note, payable in full plus 10%
   interest at 6-20-94.  Past due and payable
   in full upon demand                                              --       10,000

Unsecured Note, payable in full plus 10%
   interest upon demand                                         61,226       61,226

Unsecured Note, payable in full plus 10%
   interest upon demand                                          2,000        2,000

Unsecured Note, payable in full plus 18%
   interest at 10-28-94                                             --       38,500

Note payable secured by accounts receivable
   and revenues, payable in monthly payments
   escalating to a fixed payment of $12,336
   after the sixth payment of 1.34% of AGT's
   net operating revenues during the
   immediately preceding 30 days, whichever
   is greater, after the first 9 months.
   Outstanding principal accrues interest
   at 7.5%                                                   1,000,000           --

Unsecured Note, payable in full plus
   15% interest at 5-27-95.  Past due
   and payable in full upon demand                               2,000           --

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)

Unsecured Note to related entity,
   payable in full by the issuance of
   101,000 shares of common stock plus
   15% interest payable in cash or stock                      113,120           --

      Less amount due within one year                        (348,142)    (192,426)
                                                            ---------     ---------
                                                            $ 861,204     $     --
                                                            ---------     ---------
                                                            ---------     ---------

The above debt matures as follows:

              YEAR ENDING
             SEPTEMBER 30,                                         AMOUNT
             -------------                                        --------
                  1996                                           $ 348,142
                  1997                                             148,032
                  1998                                             148,032
                  1999                                             148,032
                  2000                                             148,032
                  Thereafter                                       269,076
                                                                 ---------
                  Less current portion                            (348,142)
                                                                 ---------
                                                                 $ 861,204
                                                                 ---------
                                                                 ---------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

(a) The Company relocated its offices December 21, 1992, and entered into a lease which expires July 31, 1996. The Company periodically rents equipment on short-term operating leases. For the years ended September 30, 1995 and 1994, rental expense amounted to $70,495 and $72,878, respectively.

The following is a schedule of future minimum rental payments required under the above operating lease as of September 30, 1995:

             YEAR ENDING
            SEPTEMBER 30,                   AMOUNT
            -------------                 ----------
                1996                      $   10,800
                1997                            --
                1998                            --
                1999                            --
                2000                            --
                                          ----------
                                          $   10,800
                                          ----------
                                          ----------

(b) As of September 30, 1994, a disputed claim of $21,557 has been filed against the Company in the State of Colorado District Court, City and County of Denver, by a vendor on an open account. The dispute involves certain contracted desk-top publishing and graphic design supplied to the Company. The disputed amount is included in accounts payable.

(c) There is an action pending before the Court of Claims of the Country of Ireland on behalf of a former contractor of AGTsports, Inc. for breach of agreement to and including some past due fees due and owing in the amount of #48,000 pounds. Such action is disputed by the Company and local counsel has been retained in Ireland to represent the Company in this action.

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)


(d) The Company received notification during the fiscal year ended September 30, 1995 of a formal order of investigation entered by the Securities and Exchange Commission. the Company was notified the inquiry is confidential and should not be construed as an indication by the Commission or its staff that any violation of law have occurred, or as adverse reflection upon any person, entity or security. management of the Company is cooperating with the inquiry of the Company. The outcome of the investigation cannot be determined at this time.

NOTE 8 - REALIZATION OF ASSETS

As shown in the accompanying financial statements, the Company incurred a net loss of $5,216,415 and $3,783,365 during the years ended September 30, 1995 and 1994, respectively, and as of those dates, the Company's current liabilities exceeded its current assets by $1,741,408 and $2,446,914, respectively. These factors, as well as continued operating losses and lack of working capital, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management of the Company plans continued pursuit of its existing operations and strategic alliances. In addition, management will seek to restructure the staffing of the company to better reflect the immediate needs of the Company. Management of the Company will satisfy the cash needs of the Company through equity investors, shareholder loans and cash generated from operations which include providing statistical information to individuals and limited sales of individual players system software. Management continues to explore revenue generating opportunities which utilize the proprietary software of the Company. Management will continue its plan to establish marketing subsidiaries in Australia, Europe and the United States. These marketing subsidiaries are to maximize the relationships the Company has established with various PGA Tour Entities and State Associations.

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

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)


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

During the year ended September 30, 1995, the Company issued 1,122,200 shares of common stock to unrelated parties for $597,200 at per share prices ranging from $0.50 to $1.00.

During the year ended September 30, 1995, the Company issued 1,539,875 shares of its common stock for services. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market. The transactions were valued at $1,397,942. Of this amount, $86,392 to officers and directors with the balance to unrelated parties.

During the year ended September 30, 1995, the Company issued 2,186,023 shares of its common stock to Company employees as settlement in lieu of cash payment for accrued wages and all debts outstanding which totalled $1,169,508. The transactions were valued by management as the total of the debt paid.

During the year ended September 30, 1995, the Company issued 310,750 shares of its common stock as payment for debts outstanding and other obligations which totalled $168,371. The transactions were valued by management as the total of the debt and obligations paid.

During the year ended September 30, 1995, the Company issued 225,000 shares of its common stock for acquisition of territory rights. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market. The transactions were valued at $130,075.

During the year ended September 30, 1995, the Company issued 700,000 shares of its common stock as a contribution to capital for 50% ownership in the Vision Applied Sports Technology joint venture (Reference Note 18 - Joint Venture). The transaction was valued at the estimated market value of the common stock calculated as the average of the bid and the ask prices for the period of issue discounted 45% due to being a block of restricted stock.

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)


NOTE 10 - ACCRUED EXPENSES

Accrued Expenses are summarized by components as follows:

                                                SEPTEMBER 30,
                                              1995           1994
                                           ---------      ---------
     Accrued Payroll Expense               $ 280,341      $ 316,324
     Accrued Interest Payable                 48,860         11,756
     Accrued Directors' Fees                 503,200            --
     Accrued Professional Expenses            75,562         25,000
                                           ---------      ---------

         Total                             $ 907,963      $ 353,080
                                           ---------      ---------
                                           ---------      ---------

NOTE 11 - KEY EMPLOYEES AND RELATIONSHIPS

The Company is in the process of restructuring to reduce its dependence on a select few individuals. The first phase of this process was to install a new President having an operational background effective as of July 1995. The Company has successfully hired a Managing Director for its subsidiary in Australia and installed a new Board of Directors for the Australian Company. During the first and second quarter of the fiscal year ending September 30, 1996 the term of office for the Chief Executive Officer and the Corporate Secretary will be expiring. These two individuals as well as the past President will continue to work with the Company as independent consultants. The management of the Company believes the continued assistance of these individuals during the transition phase is vital to the Company.

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

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)

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

For the fiscal year ended September 30, 1995, there are 23,650 shares of common stock to be issued during the first quarter of fiscal year September 30, 1996 valued at a price of $2.25 per share as determined under the common stock compensation plan. Under the employee common stock purchase plan, there are 47,300 shares of common stock under option, of which 47,300 are exercisable, at an option price of $1.13 per share.

NOTE 13 - CONCENTRATIONS OF CREDIT

The other receivables of $335,000 at September 30, 1994, represents an amount receivable from one company pursuant to a territory sales agreement. An initial payment of $15,000 was paid to the Company. The territory was sold on March 25, 1992, for $350,000 with the balance due of $335,000 financed over a term of three years, maturing March 25, 1995. Pursuant to the change in the marketing strategy of the Company, this territory was reacquired during the year ended September 30, 1995 through the issuance of 25,000 shares of common stock restricted under Section 144.

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)


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

The balance of marketable equity securities held as of September 30, 1995 and the related balance of unrealized holding gains was $0.00. The Company had divested all of its securities pursuant to the settlement agreement with ACGC. (Reference Note 2)

NOTE 15 - FOREIGN CURRENCY TRANSLATION

AGTsports (Europe) Ltd., a wholly owned-subsidiary of AGTsports, Inc. conducts its operations in Dublin, Ireland. AGTsports (Europe) Ltd. was funded by the Company during the entire year ended September 30, 1995, therefore the functional currency of the subsidiary is the U.S, dollar and no foreign currency translation is necessary. AGTsports (Australia) Pty. Ltd., a wholly owned-subsidiary of AGTsports, Inc. conducts its operations in Sydney, Australia.

According to FASB-52, monetary assets and liabilities are translated using year end exchange rates while nonmonetary items are translated using historical rates. Revenues and expenses are translated using an average exchange rate for the period except for depreciation and cost of product sales which are translated at historical rates. Accordingly, the current rate for the Australian Dollar at September 30, 1995, was 0.7556, average rate was
0.7432 and the historical rate used was 0.7509.  (Reference Note 1)

As of September 30, 1995, the separate component of shareholders' equity consisted of the following:

Cumulative Translation Adjustment-September 30, 1994                 $ (8,893)

    Translation Adjustment                                             (2,298)
                                                                     --------

Cumulative Translation Adjustment-September 30, 1995                 $(11,191)
                                                                     --------
                                                                     --------

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)




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

The Company's principle operations during the year ended September 30, 1995, consisted of providing services to the PGA European Tour and the PGA Tour of Australasia pursuant to contractual agreements. Under the terms of the contracts, the Company is to provide specified services at specified rates and the Tours are also to provide specified services at specified rates at each tournament event. This resulted in the Company reporting revenues from services in the amount of $541,000 and expenses related to providing these services in the amount of $566,000.

NOTE 18 - JOINT VENTURE

The Company entered into a letter of intent to establish a joint venture with a South African Company for the development and sales of a hand-held electronic device to be used initially for golf scoring and statistical information as well as course graphical layouts. The device and its software will be designed to integrate with the Club Management System being developed by the Company. The Joint Venture entity was established as a British Virgin Islands registered company operating under the name of Vision Applied Sports Technology (VAST). The device is to be manufactured by a Company in Hong Kong with which the South African Company has already entered into a manufacturing contract. Prototypes of the device are currently being manufactured and subsequent to year end the long lead time components have been ordered for a pilot production run of 100 units.

The investment in VAST is accounted for on the equity method of accounting. The company owns fifty percent of the joint venture and management believes the equity method of accounting more accurately reflects the nature of the joint venture. The responsibility of the Company is to market the devices and secure a guarantee of payment to the manufacturer for the first 10,000 units. The Company issued 700,000 shares of common stock restricted under section 144 during the year ended September 30, 1995 as a contribution to capital which may be used as collateral or other funding opportunities to finance the production and inventory of the units. The transaction was valued at the estimated market value of the common stock calculated as the average of the bid and the ask prices for the date of issue discounted due to being a block of restricted stock.

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)


NOTE 19 - SUBSEQUENT EVENTS

The Company entered into an agreement with the Queensland Golf Association
(QGA) whereby the Company will provide to the QGA, at no cost to the QGA, the hardware and software computer components which make up the Company's "Golf Players System". In return, the QGA agrees to use the Golf Players System, to make the Company's optical scan cards the official score cards of the QGA tournament events and to use the QGA's best endeavors to help the Company introduce its products and services to affiliated members of QGA and to have the Company's optical scan score card adopted in all tournament events in Queensland. The agreement is for a period of five years, effective in November 1995, and can be renewed for a like period by mutual consent.

The Company entered into an agreement with the Western Australia Golf Association (WAGA) whereby the Company will provide to the WAGA, at no cost to the WAGA, the hardware and software computer components which make up the Company's "Golf Players System". In return, the WAGA agrees to use the Golf Players System, to make the Company's optical scan cards the official score cards of the WAGA tournament events and to use the WAGA's best endeavors to help the Company introduce its products and services to affiliated members of WAGA and to have the Company's optical scan score card adopted in all tournament events in Western Australia. The agreement is for a period of five years, effective in November 1995, and can be renewed for a like period by mutual consent.

The two golf associations discussed above now represent total contracts with the Company from four of the five State Associations in Australia. Management of the Company believes these relationships will have a positive impact on the operations of the Company.

See Note 2 regarding the subsequent issuance of 7,850,000 shares of the Company's common stock to an affiliated company.

NOTE 20 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one principal industry segment: providing technological and software services to golf and related industries.

Geographical financial information is as follows:

                                                              1995
                                                           ---------
Net sales to unaffiliated customers:
   Australia                                               $ 192,500
   Europe                                                    348,500
   United States                                              84,170
                                                           ---------

      Total sales                                          $ 625,170
                                                           ---------
                                                           ---------

                               AGTsports Inc.
                        (A Development Stage Company)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1995
                                (Continued)

                                                                     1995
                                                                 ------------
Operating income:
   Australia                                                     $  (124,738)
   Europe                                                            (27,213)
   United States                                                  (5,045,788)
   Corporate-other income (expense)                                  (44,852)
                                                                 -----------
      Total income (loss) before
         extraordinary item and income taxes                     $(5,242,591)
                                                                 -----------
                                                                 -----------
Identifiable assets:
   Australia                                                     $   146,386
   Europe                                                              5,302
   United States                                                     431,164
   Corporate assets                                                1,182,391
                                                                 -----------

      Total assets                                               $ 1,765,243
                                                                 -----------
                                                                 -----------

There were no sales or transfers between geographic areas. Operating income consists of total net sales less operating expenses, and does not include either interest and other income, net, or income taxes. U.S. operating income is net of corporate expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents in U.S. accounts, joint venture investments, and intangible assets.

                                                                   SCHEDULE II
                                  AGTsports, Inc.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


   COLUMN A                           COLUMN B                  COLUMN C                    COLUMN D         COLUMN E
   --------                           --------                  --------                    --------         --------
                                                                ADDITIONS
                                     BALANCE AT         CHARGED         CHARGED TO
                                      BEGINNING        TO COSTS/      OTHER ACCOUNTS                        BALANCE AT
   DESCRIPTION                        OF PERIOD        EXPENSES         (DESCRIBE)         DEDUCTIONS      END OF PERIOD
   -----------                       ----------        ---------      --------------       ----------      -------------
For the year ended
  September 30, 1995:
Allowance for uncollectible
  accounts

Due from related party                 $305,780        $                  $                  $305,780          $     --

Other receivables                            --         222,562                                                 222,562

For the year ended
  September 30, 1994:
Allowance for uncollectible
  accounts

Due from related party                       --         305,780                                                 305,780








The accompanying notes are a part of this schedule.