Form 10QSB
period 1995-12-31
AGTSPORTS INC
filed 1996-02-14
CIK 791118

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB



              Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934




                     FOR QUARTER ENDING DECEMBER 31, 1995
                       Commission file number 33-4309-D




                               AGTSPORTS, INC.
          (Exact name of registrant as specified in its charter)



          COLORADO                                    84-1022287
   (State of incorporation)                    (IRS Employer ID number)


         6890 SOUTH TUCSON WAY, SUITE 202, ENGLEWOOD, COLORADO  80112
               (Address of principle executive office)(Zip Code)

                               (303) 792-5000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X        NO
                                 -----        -----

December 31, 1995, 18,679,313 common shares, $.001 par value per share were outstanding.

                              AGTSPORTS, INC. &

                                     INDEX


                                                             PAGE NUMBER
PART 1.

     ITEM 1.  Financial Information
          STATEMENT BALANCE SHEETS DECEMBER 31, 1995             3
          STATEMENT OF OPERATIONS
             THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994       4
          STATEMENT OF CASH FLOWS
             THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994       5


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                6


PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                   7

     ITEM 2. CHANGES IN SECURITIES                               7

     ITEM 3. DEFAULT ON SENIOR SECURITIES                        7

     ITEM 4. MATTERS TO A VOTE OF SECURITY HOLDERS               7

     ITEM 5. OTHER INFORMATION                                   7

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                    7

     SIGNATURES                                                  8

                             AGTSPORTS, INC. &
                         WHOLLY OWNED SUBSIDIARIES

                              PART I, ITEM 1.

                          QUARTERLY CONSOLIDATION


                                                  DECEMBER 31,    SEPTEMBER 30,
                                                      1995             1995
                                                      ----             ----
Assets
Current Assets:
   Cash and cash equivalents                     $   124,247       $    16,904
   Accounts Receivable                                   -0-               -0-
   Inventory                                             -0-               -0-
                                                 -----------       -----------
     Total Current Assets                            124,247            16,904
                                                 -----------       -----------

Fixed Assets:
   Property, Plant and Equipment                   1,313,962         1,437,466
   Less:  Accumulated Depreciation                  (893,981)         (960,685)
                                                 -----------       -----------
     Total Fixed Assets                              419,981           476,781
                                                 -----------       -----------

Other Assets:
   Other Receivables                                  15,049             7,193
   Other Assets                                       94,917            99,141
   Investment                                      1,604,711           868,000
   Intangibles - Net                                 178,335           297,224
                                                 -----------       -----------
     Total Other Assets                            1,893,012         1,271,558
                                                 -----------       -----------
     Total Assets                                $ 2,437,240       $ 1,765,243
                                                 -----------       -----------
                                                 -----------       -----------


                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
   Accounts Payable - Trade                      $   195,435     $     180,190
   Other Liabilities                                 454,532           322,017
   Due to Affiliates                                  36,088               -0-
   Accrued Expenses                                  975,375           907,963
   Current portion - long term debt                  454,033           348,142
                                                 -----------     -------------
     Total Current Liabilities                     2,115,463         1,758,312
                                                 -----------     -------------

Long-Term Liabilities                                824,196           861,204
Liability to issue common stock to affiliate             -0-         3,187,349
                                                 -----------     -------------
                                                     824,196         4,048,553

Shareholders' Equity
   Preferred stock                                       -0-               -0-
   Common Stock                                       18,679            10,531
   Treasury Stock                                    (16,720)          (16,720)
   Unrealized Holding Gain                               -0-               -0-
   Additional Paid-In Capital                     19,409,017        15,259,846
   Cumulative Translation Adjustment                  (7,059)          (11,191)
   Accumulated Deficit                           (19,906,336)      (19,284,088)
                                                 -----------     -------------
     Total Shareholders Equity                      (502,419)       (4,041,622)
                                                 -----------     -------------
     Total Liabilities and Shareholder's Equity  $ 2,437,240     $   1,765,243
                                                 -----------     -------------
                                                 -----------     -------------

                               AGTSPORTS, INC.
                       & WHOLLY OWNED SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF INCOME

                       (A DEVELOPMENT STAGE COMPANY)



                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                              -----------------------
                                                1995           1994
                                              ---------     ---------
Operating Revenue
  Revenue                                     $  31,892     $ 112,934
                                              ---------     ---------
     Total Operating Revenues                    31,892       112,934

Expenses
  Salaries and Wages                            186,489       138,529
  Contract Services                              34,231       588,864
  General and Administrative                    197,133       330,632
  Depreciation and Amortization                 175,690        21,213
  Travel and Expenses                            30,588           -0-
                                              ---------     ---------
     Total Expenses                             624,131     1,079,238
                                              ---------     ---------

Operating Income (Loss)                        (592,239)     (966,304)

Other Income (Expenses)
  Net Gain on Sale of Investment                    -0-       463,200
  Interest Expense                              (30,917)          -0-
  Other Income (Expense)                          1,777         2,736
                                              ---------     ---------
     Total Other Income (Expense)               (29,140)      465,936
                                              ---------     ---------

Net Income (Loss) before Extraordinary
   Items and Provision for Income Taxes        (621,379)     (500,368)

Extraordinary Items:
  Debt Forgiveness                                  -0-           -0-
                                              ---------     ---------

Net Income                                    $(621,379)    $(500,368)
                                              ---------     ---------
                                              ---------     ---------

Net Income per Common Share before
   Extraordinary Items                             (.03)        (.100)

Extraordinary Items per Common Share                -0-         (.000)

Net Income per Common Share after
   Extraordinary Items                             (.03)        (.100)

Weighted Average Shares of Common
   Stock Outstanding                         18,592,366     4,994,624

                               AGTSPORTS, INC.
                        & WHOLLY OWNED SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                       (A DEVELOPMENT STAGE COMPANY)

                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                   -----------------------------
                                                       1995              1994
                                                   -----------       -----------
Cash Flows from Operating Activities
  Net Income/(Loss)                                $  (621,379)      $  (500,368)
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities
      Depreciation and Amortization                    175,690            21,213
      Gain on Sale of Investments                          -0-          (463,200)
      Common Stock issued for Services                  22,069           425,866
      Common Stock issued for Obligations            3,188,289               -0-
      Common Stock Issued for Investment               736,711               -0-
      (Increase) Decrease in Other Assets             (621,454)        1,224,774
      Increase (Decrease) in Accounts Payable           15,245           432,090
      Increase (Decrease) in Other Liabilities      (2,994,578)       (1,140,165)
                                                   -----------       -----------
        Net Cash Provided (Used) by Operating
         Activities                                    (99,407)              210

Cash Flows from Investing Activities
  Purchase of Assets                                       -0-            (1,399)

Cash Flows from Financing Activities
  Proceeds from Issuance of Capital Stock              210,250               -0-
  Principal payments on long-term borrowings            (3,500)              -0-
                                                   -----------       -----------
Net Increase (Decrease) in Cash                        107,343            (1,189)

Cash at Beginning of the Year                           16,904             1,189
                                                   -----------       -----------

Cash at December 31, 1995                          $   124,247       $       -0-
                                                   -----------       -----------
                                                   -----------       -----------

                              AGTSPORTS, INC. &
                          WHOLLY OWNED SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   MANAGEMENT REPRESENTATION

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on form 10-KSB for the year ended September 30, 1995.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

     In the fiscal quarter ending December 31, 1995, sales were $31,892 as compared to $112,934 for the fiscal quarter ending December 31, 1994. This decrease in sales was attritributed to the Company's activity pursuant to its agreements with the European and Australasian PGA tours. The Company incurred a loss of $621,379 for the quarter ended December 31, 1995. The loss was due to a large extent, to depreciation and amortization expense of $175,690 and general and administrative expense of $197,133 to maintain domestic and international operations. The two foreign wholly owned subsidiaries incurred expenses of $76,825 not including the accrued compensation of our Managing Director in Australia.

     The increase in salaries and wages during the fiscal quarter ended December 31, 1995, as compared to fiscal quarter ended December 31, 1994, is attributable to the Company hiring additional key personnel in the United States and Australia. The Company plans to continue to restructure its operational activities. As a result of this restructuring, more reliance on outside consultants is necessary in the Company's pursuit of its global business plans, marketing strategies and products. As part of a new contract executed after the close of the quarter ended December 31, 1995, with the Ladies Professional Golf Association (LPGA), the LPGA is making office space available at its new international headquarters which is currently under construction. Anticipated completion of this facility is April 15, 1996.
The Company is making plans to move much of its operational activities to Daytona Beach, Florida to properly manage the activities with the LPGA since this will be a key relationship in the United States operations of the Company. (Reference Form 8-K filed relative to the LPGA contract.)

     The significant decrease in general and administrative expenses during the fiscal quarter ended December 31, 1995, over the same period in the last fiscal year is attributable to the implementation of restructuring activities of the Company to reduce expenses initiated by the new management of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents balance on December 31, 1995, was $124,247.

     In Management's opinion, the Company has inadequate working capital to pursue the business opportunities that are a part of its business plan. Management is seeking funding opportunities which will allow implementation of its global business plans and opportunities. While management is confident it can obtain sufficient funding to implement part or all of its business plan, there is no guarantee that the Company will be successful in this respect. If management is unsuccessful, the future growth of the Company could be substantially diminished. The liquidity of the Company has significantly improved at December 31, 1995, over the same period in the last fiscal year.

PART II   OTHER INFORMATION

     Subsequent the end of the fiscal quarter ending December 31, 1995, the Company entered into a contract with the Ladies Professional Golf Association
(LPGA). The Company is now the "Official Technology Partner of the LPGA." The contract allows for the two entities to explore mutually agree upon revenue sharing opportunities related to LPGA brand and co-venture activities. (Reference Form 8-K filed relative to the LPGA contract.)

ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          The Company issued 7,850,000 shares of common stock to American Consolidated Growth Corporation (AMGC) pursuant to the settlement agreement dated September 15, 1995, to eliminate intercompany debts and the limited partnership of the Company. The common stock issued represented approximately 40% of the outstanding shares of the Company. Pursuant to the settlement agreement the 7,850,000 shares were contributed to a partnership which provides a tee-time reservation system to the Company. Both the Company and AMGC are to receive royalty rights from the partnership. AMGC has the right to receive 25% of the shares back from the partnership for a twelve month period and take a reduced royalty payment from the partnership. Reference the Form 10-KSB as of September 30, 1995 of the Company.

ITEM 3    DEFAULT ON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5    OTHER INFORMATION

          None

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K: December 18, 1995 to report on new auditors.
Form 8-K: December 18, 1995 to report on final negotiations with LPGA. Form 8-K: December 18, 1995 to report on delay of delivery of HandWedge.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AGTSPORTS, INC.



Dated: February 13, 1996           By: /s/ T. ALAN WALLS
                                       ------------------------
                                           T. Alan Walls
                                           PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated: February 13, 1996           By: /s/ T. ALAN WALLS
                                       ------------------------
                                           T. Alan Walls
                                           PRESIDENT





Dated February 13, 1996            By: /s/ ROBERT W. WETZEL
                                       ------------------------
                                           Robert W. Wetzel
                                           Secretary