Form 10QSB/A
period 1995-12-31
AGTSPORTS INC
filed 1996-05-15
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


                            Form 10-QSB/A
                           Amendment No. 1



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


     6890 South Tucson Way, Suite 202, Englewood, Colorado 80112
       (Address of principle executive office)      (Zip Code)

                           (303) 792-5000
        (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES  X               NO

  December 31, 1995, 18,679,313 common shares, $.001 par value per share were outstanding.
                          AGTsports, Inc. &
                                INDEX



                                                         Page Number
PART 1.
     Item 1.   Financial Information
          Statement Balance Sheets December 31, 1995             3
          Statement of Operations
               Three Months Ended December 31, 1995 and 1994     4
          Statement of Cash Flows
               Three Months Ended December 31, 1995 and 1994     5

     Item 2. Management's Discussion and Analysis                6

PART II.  Other Information
     Item 1. Legal Proceedings                                   7

     Item 2. Changes in Securities                               7

     Item 3.   Default on Senior Securities                      7

     Item 4. Matters to a Vote of Security Holders               7

     Item 5. Other Information                                   7

     Item 6. Exhibits and Reports on Form 8-K                    7

     Signatures                                                  8
                          AGTsports, Inc. &
                      Wholly Owned Subsidiaries
                           Part I, Item 1.
                       Quarterly Consolidation

                                   December 31,      September 30,
                                        1995             1995
Assets
Current Assets:
     Cash and cash equivalents               $124,247       $16,904
     Accounts Receivable                     -0-           -0-
     Inventory                               -0-           -0-
          Total Current Assets                124,247        16,904

Fixed Assets
     Property, Plant and Equipment           1,313,962
1,437,466
     Less:  Accumulated Depreciation          (893,981)
(960,685)
          Total Fixed Assets              419,981        476,781

Other Assets:
     Other Receivables                          15,049
7,193
     Other Assets                          94,917         99,141
     Investment                                868,000
868,000
     Intangibles - Net                         178,335
297,224
          Total Other Assets            1,156,301      1,271,558

          Total Assets                  $1,700,529
$1,765,243

               Liabilities and Shareholders' Equity

Current Liabilities
     Accounts Payable - Trade           $195,435       $180,190
     Other Liabilities                        454,532        322,017
     Due to Affiliates                         36,088            -0-
     Accrued Expenses                         975,375        907,963
     Current portion - long term debt         454,033        348,142
          Total Current Liabilities          2,115,463
1,758,312

Long-Term Liabilities                          824,196
861,204
Liability to issue common stock to affiliate        -0-
3,187,349

                                          824,196      4,048,553


Shareholders' Equity
     Preferred stock                               -0-           -0-
     Common Stock                          18,679         10,531
     Treasury Stock                       (16,720)
16,720)
     Unrealized Holding Gain                       -0-           -0-
     Additional Paid-In Capital              18,672,306
15,259,846
     Cumulative Translation Adjustment          (7,059)
(11,191)
     Accumulated Deficit                (19,906,336)   (19,284,088)
Total Shareholders Equity               (1,239,130)
(4,041,622
       Total Liabilities and Shareholder's Equity  1,700,529
1,765,243
                           AGTsports, Inc.
                     & Wholly Owned Subsidiaries
                  CONSOLIDATED STATEMENT OF INCOME
                    (A Development Stage Company)


                                                  Three Months Ended
                                                       December 31,
                                                  1995      1994
Operating Revenue
     Revenue                                 $    31,892    $112,934
          Total Operating Revenues                31,892     112,934

Expenses
     Salaries and Wages                           186,489    138,529
Contract Services                                  34,231    588,864
     General and Administrative                        197,133
330,632
     Depreciation and Amortization                     175,690
21,213
     Travel and Expenses                           30,588        -0-
          Total Expenses                          624,131
1,079,238

Operating Income (Loss)                                (592,239)
(966,304)

Other Income (Expenses)
     Net Gain on Sale of Investment                         -0-
463,200
     Interest Expense                                  (30,917)
- -0-
     Other Income (Expense)                              1,777
2,736
          Total Other Income (Expense)                 (29,140)
465,936

Net Income (Loss) before Extraordinary                 (621,379)
(500,368)
     Items and Provision for Income Taxes

Extraordinary Items:
     Debt Forgiveness                                       -0-
- -0-

Net Income                                             $(621,379)
$(500,368)

Net Income per Common Share before
     Extraordinary Items                               (.03)
(.100)

Extraordinary Items per Common Share                        -0-
(.000)

Net Income per Common Share after
     Extraordinary Items                               (.03)
(.100)

Weighted  Average  Shares of Common
     Stock Outstanding                                 18,592,366
4,994,624
                           AGTsports, Inc.
                     & Wholly Owned Subsidiaries
                CONSOLIDATED STATEMENT OF CASH FLOWS
                    (A Development Stage Company)


                                                  Three Months Ended
                                                        December 31,
                                                  1995         1994

Cash Flows from Operating Activities
     Net Income/(Loss)                                 $(621,379)
$(500,368)
     Adjustments to Reconcile Net Income to
       Net Cash Provided by Operating Activities
          Depreciation and Amortization                  175,690
21,213
          Gain on Sale of Investments                       -0-
(463,200)
          Common Stock issued for Services                22,069
425,866
          Common Stock issued for Obligations
3,188,289      -0-
          Common Stock Issued for Investment             736,711
- -0-
          (Increase) Decrease in Other Assets
(621,454)   1,224,774
          Increase (Decrease) in Accounts Payable         15,245
432,090
          Increase (Decrease) in Other Liabilities
(2,994,578)  1,140,165)

            Net Cash Provided (Used)by Operating         (99,407)
210
              Activities

Cash Flows from Investing Activities
     Purchase of Assets                                -0-
(1,399)

Cash Flows from Financing Activities
     Proceeds from Issuance of Capital Stock             210,250
- -0-
     Principal payments on long-term borrowings           (3,500)
- -0-

Net Increase (Decrease) in Cash                          107,343
(1,189)

Cash at Beginning of the Year                             16,904
1,189

Cash at December 31, 1995                               $124,247 -0-
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

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     In the fiscal quarter ending December 31, 1995, sales were $31, 892 as compared to $112,934 for the fiscal quarter ending December 31, 1994. This decrease in sales was attritributed to the Company's activity pursuant to its agreements with the European and Australasian PGA tours. The Company incurred a loss of $621,379 for the quarter ended December 31, 1995. The loss was due to a large extent, to depreciation and amortization expense of $175,690 and general and administrative expense of
$197,133  to maintain  domestic  and international operations.   The
two foreign wholly owned subsidiaries incurred expenses of $76,825 not including the accrued compensation of our Managing Director in Australia.

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

     The Company has elected to amend the filing of this quarterly report to eliminate valuations placed on the license of a Tee-Time Reservations software package for use in Australia due to the closing of the Australian Prospectus without attaining a minimum level of funding as anticipated by management of AGTsports (Australia) Ltd., although some funds were raised and placed in escrow. The delay caused in capitalization of the Australian subsidiary also causes delay of operations. Management has elected to provide a conservative presentation of the values of the license agreement associated with this activity. The License agreement occured as part of the settlement agreement reached with American Consolidated Growth Corporation.

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

ITEM 1         LEGAL PROCEEDINGS

          None

ITEM 2         CHANGES IN SECURITIES

          The Company issued 7,850,000 shares of common stock to American Consolidated Growth Corporation (AMGC) pursuant to the settlement agreement dated September 15, 1995, to eliminate intercompany debts and the limited partnership of the Company. The common stock issued represented approximately 40% of the outstanding shares of the Company. Pursuant to the settlement agreement the 7, 850,000 shares were contributed to a partnership which provides a tee-time reservation system to the Company. Both the Company and AMGC are to receive royalty rights from the partnership. AMGC has the right to receive 25% of the shares back from the partnership for a twelve month period and take a reduced royalty payment from the partnership. Reference the Form 10-KSB as of September 30, 1995 of the Company.

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

                           AGTsports, Inc.


Dated: May 14, 1996                By: /s/T. Alan Walls_______
                                        T. Alan Walls
                                        President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated May 14, 1996                 By: /s/T. Alan Walls______
                                        T. Alan Walls
                                        President


Dated May 14, 1996                 By: /s/T. Alan Walls
                                        T. Alan Walls
                                        Secretary