Form 10QSB
period 1996-03-31
AGTSPORTS INC
filed 1996-05-15
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549



                        Form 10-QSB


     Quarterly Report Under Section 13 or 15(d) of the
              Securities Exchange Act of 1934



             For Quarter Ending March 31, 1996
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

                  YES  X               NO

March 31, 1996, 19,991,126 common shares,  $.001 par value
                per share were outstanding.
                     AGTsports, Inc. &
                           INDEX




                                               Page Number

PART 1.

     Item 1. Financial Information
            Statement Balance Sheets March 31, 1996
            and September 30, 1995                  3
            Statement of Operations Three Months and
            Six Months Ended March  31, 1996 and 1995    4
            Statement of Cash Flows Six Months Ended
            March 31, 1996 and 1995                      5

     Item 2. Management's Discussion and Analysis        6


PART II.  Other Information
     Item 1. Legal Proceedings                           7

     Item 2. Changes in Securities                       7

     Item 3.   Default on Senior Securities              7

     Item 4. Matters to a Vote of Security Holders
7

     Item 5. Other Information                           8

     Item 6. Exhibits and Reports on Form 8-K
8

     Signatures                                          9
                     AGTsports, Inc. &
                 Wholly Owned Subsidiaries
                      Part I, Item 1.
                  Quarterly Consolidation


                                March 31,    September 30,
                                     1996         1995
Assets
Current Assets
     Cash and cash equivalents          $  34,991    $
16,904
          Total Current Assets             34,991
16,904

Fixed Assets:
     Property, Plant and Equipment      1,377,776
1,437,466
     Less:  Accumulated Depreciation      (953,832)
(960,685)
          Total Fixed Assets         423,944
476,781

Other Assets:
     Other Receivables                     12,027
7,193
     Prepaids & Other Assets               20,524
99,141
     Intangibles - Net                     59,445
297,224
     Investment                           868,000
868,000
       Total Other Assets                 959,996
1,271,558

       Total Assets                $1,418,931
$1,765,243

           Liabilities and Shareholders' Equity

Current Liabilities
     Accounts Payable - Trade        240,164      180,190
     Other Liabilities                    130,245
322,017
     Due to Affiliates                    253,000
- -0-
     Current portion - long term debt     505,041
348,142
     Accrued Expenses                     482,614
907,963
       Total Current Liabilities        1,611,064
1,758,312

Long-Term Liabilities                     768,688
861,204
Liability to issue common stock
     to affiliate                      -0-      3,187,349
                                   2,379,752    5,806,865

Shareholders' Equity
     Preferred stock, $4.00 par Value:      -0-
- -0-
       50,000,000 shares Authorized, -0-
       shares issued and outstanding as of March 31, 1996
     Common Stock, $.001 par Value:        19,991
10,531
       50,000,000 shares Authorized, 19,991,126 issued and
       outstanding as of March 31, 1996 and 10,530,972
       issued and outstanding as of September 30, 1995
     Treasury Stock                   (16,720)
(16,720)
     Unrealized Holding Gain                -0-          -
0-
     Additional Paid-In Capital         20,234,924
15,259,846
     Cumulative Translation Adjustment     (15,147)
(11,191)
     Deficit Accumulated During
     the Development Stage              (21,183,869)
(19,284,088)
      Total Shareholders Equity          (960,821)
(4,041,622)
       Total Liabilities and
            Shareholder's Equity            $1,418,931
                         1,765,243
                      AGTsports, Inc.
                & Wholly Owned Subsidiaries
             CONSOLIDATED STATEMENT OF INCOME
               (A Development Stage Company)


                     Three Months Ended   Six Months Ended
                              March 31,          March 31,
                         1996       1995       1996
1995
Operating Revenue
  Revenue                27,429   186,080    59,321
388,956
    Total Operating Revenues  27,429   186,080    59,321
388,956

Expenses
  Salaries and Wages          106,915    76,625   293,403
200,154
  Professional Services      853,148 1,135,935   919,005
1,209,693
  General & Administrative   108,577   276,869   274,086
667,938
  Depreciation and
   Amortization               178,741    31,740   354,430
52,952
  Travel and Expenses         46,023    10.507    76,612
30,062
     Total Expenses    1,293,404 1,531,676 1,917,536
2,160,799

Operating
Income(Loss)(1,265,975)(1,345,596)(1,858,215)(1,771,843)

Other Income (Expenses)
  Net Gain on Sale of Investment-0-    280,568       -0-
280,568
  Interest Expense      (13,952)    (1,356)  (44,869)
(7,100)
  Other Income(Expense)         439        294     2,215
1,280

Total Other Income(Expense) (13,513)   279,506   (42,654)
274,748

Net
Income(Loss)before(1,279,488)(1,066,090)(1,900,869)(1,497,
095)
 Extraordinary Items and
 Provision for Income Taxes

Extraordinary Items:
     Debt Forgiveness         5,150     3,204     5,150
4,617

Net Income(Loss)
$(1,274,338)$(1,062,886)$(1,895,719)$(1,492,478)

Net Income (Loss) per Common   (.07)     (.20)     (.10)
(.28)
  Share before Extrodinary Items

Extraordinary Items per          -0-       -0-       -0-
- -0-
Common Share

Net Income(Loss)per Common Share (.07)    (.20)    (.10)
(.28)

Weighted Average Shares  19,201,072 5,283,461 19,809,777
5,283,461
of Common Stock Outstanding
                      AGTsports, Inc.
                & Wholly Owned Subsidiaries
           CONSOLIDATED STATEMENT OF CASH FLOWS
               (A Development Stage Company)
                                          Six Months Ended
                                                 March 31,
                                   1996              1995
Cash Flows from Operating Activities
  Net Income/(Loss)            $(1,895,718)  $(1,492,478)
   Depreciation and Amortization        354,430
52,952
   (Gain) Loss on Sale of Investments    -0-
(280,568)
   Forgiveness of Debt                     (5,150)
(4,617)
   Common Stock issued for Services          655,233
1,094,872
   Common Stock issued for Obligations 3,766,934
10,000
   (Increase) Decrease in Other Assets  73,783
2,096,771
   Increase(Decrease) in Accounts Payable    59,974
(266,587)
   Increase(Decrease)
    in Other Liabilities         (3,537,460)
(1,245,945)

Net Cash Provided (Used)by Operating    (527,974)
(35,600)
 Activities

Cash Flows from Investing Activities
     Purchase of Assets            (63,814)
(3,100)
Total Cash Used by Investing Activities  (63,814)
(3,100)

Cash Flows from Financing Activities
   Proceeds from Issuance of             617,875
38,700
    Capital Stock
   Principal payments on long-term        (8,000)
- -0-
    borrowings
Total Cash Provided by Financing        609,875
38,700
 Activities

Net Increase (Decrease) in Cash         18,087
- -0-

Cash at Beginning of the Year           16,904
- -0-

      Cash at March 31                       $ 34,991
                           $-0-
                     AGTsports, Inc. &
                 Wholly Owned Subsidiaries
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

     In the fiscal quarter ending March 31, 1996, sales were $27,429 as compared to $186,080 for the fiscal quarter ending March 31, 1995. This decrease in sales was due to the number of events in which the Company participated pursuant to its agreements with the European and Australasian PGA tours. The Company incurred a loss of $1,274,338 for the quarter ended March 31, 1996.
The loss was due to a large extent, to depreciation and amortization expense of $178,741 and professional service expense of $853,148 to maintain domestic and international operations. The two foreign wholly owned subsidiaries incurred expenses of $153,379.

     The increase in salaries and wages during the fiscal quarter ended March 31, 1996, as compared to fiscal quarter ended March 31, 1995, is attributable to the Company moving its staff personnel in-house instead of relying on a temporary agency to compensate employees.
The decrease in professional services during the fiscal quarter ended March 31, 1996 as compared to fiscal quarter ended March 31, 1995 is a result of the Company's attempt to reduce its reliance on outside consultants necessary to the Company's pursuit of its global business plans, marketing strategies and products. The Company plans to continue to restructure its operational activities to improve efficiencies of its global activities.

     The decrease in general and administrative expenses during the fiscal quarter ended March 31, 1996 as compared to fiscal quarter ended March 31, 1995 is attributable to the number of events in which the Company participated pursuant to its agreements with the European and Australasian PGA Tours and the implementation of restructuring the Company's activities to reduce expenses.

Liquidity and Capital Resources

     Cash and cash equivalents balance on March 31, 1996, was $34,991.

     In Management's opinion, the Company has inadequate working capital to pursue the business opportunities that are a part of its business plan. Management is seeking funding opportunities which will allow implementation of its global business plans and opportunities. While management is confident it can obtain sufficient funding to implement part or all of its business plan, there is no guarantee that the Company will be successful in this respect. If management is unsuccessful, the future growth of the Company could be substantially diminished. The liquidity of the Company is currently not significant enough to enable management to implement its business plans.


PART II   OTHER INFORMATION

     An 11% Specific Collateral Debenture in the amount of
$2,175,000 issued by the Registrant in 1990 for the acquisition of certain Fiber Optic technology and subsequently transferred has not been paid by subsequent holders of the Technology Rights. The Registrant was notified February 23, 1996 of Acquisition by Display Group
LLC of Corporate Partners, Inc.'s Resolution Trust
Corporation Loan (Loan Package #349).  The 11% Specific
Collateral Debenture served as collateral for the Resolution Trust Corporation Loan. Management of the
Registrant, as of March 31, 1996, has been in discussion with Display Group LLC and have reached no agreement on this matter. Management cannot at this time determine the effect of the above matter on the financial operations of the Registrant and offers no assurances as to any resolution or any liability of the Registrant.

     The Registrant is in default on payment of debt which was principally incurred through the repurchase of territorial marketing rights for the Southeast Region of the United States. Management is negotiating this matter but no resolution has been reached and no assurances of such resolution can be offered by management.

ITEM 1         LEGAL PROCEEDINGS

          None

ITEM 2         CHANGES IN SECURITIES

          The Registrant filed a Form S-8 Registration
Statement under the Securities Act of 1993 in January 1996 to register 1,600,000 shares of common stock. As of March
31, 1996, there were 690,815 shares issued pursuant to the January S-8 Registration Statement.

ITEM 3         DEFAULT ON SENIOR SECURITIES

          The Registrant is in default on payment of debt which was principally incurred through the repurchase of territorial marketing rights for the Southeast Region of the United States. Management is negotiating this matter but no resolution has been reached and no assurances of such resolution can be offered by management


ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

          None

ITEM 5         OTHER INFORMATION

     An 11% Specific Collateral Debenture in the amount of
$2,175,000 issued by the Registrant in 1990 for the acquisition of certain Fiber Optic technology and subsequently transferred has not been paid by subsequent holders of the Technology Rights. The Registrant was notified February 23, 1996 of Acquisition by Display Group
LLC of Corporate Partners, Inc.'s Resolution Trust
Corporation Loan (Loan Package #349).  The 11% Specific
Collateral Debenture served as collateral for the Resolution Trust Corporation Loan. Management of the
Registrant, as of March 31, 1996, has been in discussion with Display Group LLC and have reached no agreement on this matter. Management cannot at this time determine the effect of the above matter on the financial operations of the Registrant and offers no assurances as to any resolution or any liability of the Registrant.

ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K: January 11, 1996; Australian Golf Union.
Form 8-K: January 21, 1996; Ladies Professional Golf
Association.
Form 8-K: March 1, 1996; Change of Accountant for the
September 1995          fiscal year end audit.

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