Form 10QSB/A
period 1996-03-31
AGTSPORTS INC
filed 1996-07-03
CIK 791118

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A



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

                          YES X              NO
                             ---               ---


    March 31, 1996, 19,991,126 common shares,  $.001 par value per share were outstanding.

                                AGTSPORTS, INC. &

                                      INDEX




                                                           PAGE NUMBER


PART 1.

     ITEM 1.   Financial Information
          STATEMENT BALANCE SHEETS MARCH 31, 1996 AND
             SEPTEMBER 30, 1995                                 3
          STATEMENT OF OPERATIONS THREE MONTHS AND
             SIX MONTHS ENDED MARCH  31, 1996 AND 1995          4
          STATEMENT OF CASH FLOWS SIX MONTHS ENDED
              MARCH  31, 1996  AND 1995                         5


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS               6


PART II.  OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS                                  7

     ITEM 2. CHANGES IN SECURITIES                              7

     ITEM 3.   DEFAULT ON SENIOR SECURITIES                     7

     ITEM 4. MATTERS TO A VOTE OF SECURITY HOLDERS              7

     ITEM 5. OTHER INFORMATION                                  8

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   8

     SIGNATURES                                                 9

     EXHIBIT 27                                                10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AGTSPORTS, INC.



Dated: July 2, 1996                By: /s/ B. Mack DeVine
                                      -----------------------------
                                           B. Mack DeVine
                                          ACTING PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated July 2, 1996                 By: /s/ B. Mack DeVine
                                      -----------------------------
                                           B. Mack DeVine
                                          ACTING PRESIDENT






Dated July 2, 1996                 By: /s/ B. Mack DeVine
                                      -----------------------------
                                           B. Mack DeVine
                                          ACTING PRESIDENT