Form 10QSB
period 1996-06-30
AGTSPORTS INC
filed 1996-08-14
CIK 791118

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549



                                     FORM 10-QSB
- -----------


                  Quarterly Report Under Section 13 or 15(d) of the
                           Securities Exchange Act of 1934




                           FOR QUARTER ENDING JUNE 30, 1996
                           Commission file number 33-4309-D




                                   AGTSPORTS, INC.
                                   ---------------
                (Exact name of registrant as specified in its charter)




              Colorado                                84-1022287
              --------                                ----------
      (State of incorporation)                 (IRS Employer ID number)


             6890 South Tucson Way, Suite 202, Englewood, Colorado  80112
         ------------------------------------------------------------
          (Address of principle executive office)         (Zip Code)

                                    (303) 792-5000
                                --------------
                 (Registrant's telephone number, including area code)



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


       June 30, 1996, 20,898,218 common shares,  $.001 par value per share were outstanding.

                                  AGTSPORTS, INC. &

                                        INDEX




                                                      PAGE NUMBER


PART 1.

    ITEM 1.   Financial Information
         STATEMENT BALANCE SHEETS JUNE 30, 1996 AND
            SEPTEMBER 30, 1995                             3
         STATEMENT OF OPERATIONS THREE  MONTHS AND
            NINE MONTHS ENDED JUNE 30, 1996 AND 1995       4
         STATEMENT OF CASH FLOWS NINE MONTHS ENDED
             JUNE 30, 1996  AND 1995                       5


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS           6


PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS                              7

    ITEM 2. CHANGES IN SECURITIES                          7

    ITEM 3.   DEFAULT ON SENIOR SECURITIES                 8

    ITEM 4. MATTERS TO A VOTE OF SECURITY HOLDERS          8

    ITEM 5. OTHER INFORMATION                              8

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K               8

    SIGNATURES                                             9

    EXHIBIT 27                                            10

                                  AGTSPORTS, INC. &
                              WHOLLY OWNED SUBSIDIARIES
                                   PART I, ITEM 1.
                               QUARTERLY CONSOLIDATION




                                                                  JUNE 30,        SEPTEMBER 30,
                                                                   1996              1995
                                                                   ----              ----
Assets
Current Assets:
     Cash and cash equivalents                                $    119,698        $     16,904
                                                              ------------        ------------
          Total Current Assets                                     119,698              16,904

Fixed Assets:
     Property, Plant and Equipment                               1,390,464           1,437,466
     Less:  Accumulated Depreciation                            (1,014,092)           (960,685)
                                                              ------------        ------------
          Total Fixed Assets                                       376,372             476,781
                                                              ------------        ------------

Other Assets:
     Other Receivables                                              12,077               7,193
     Prepaids & Other Assets                                        20,624              99,141
     Intangibles - Net                                                 -0-             297,224
     Investment                                                    868,000             868,000
                                                              ------------        ------------
          Total Other Assets                                       900,701           1,271,558
                                                              ------------        ------------

          Total Assets                                        $  1,396,771        $  1,765,243
                                                              ------------        ------------
                                                              ------------        ------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts Payable - Trade                                      226,553             180,190
     Other Liabilities                                             245,403             322,017
     Due to Affiliates                                             253,000                 -0-
     Current portion - long term debt                              469,666             348,142
     Accrued Expenses                                              666,938             907,963
                                                              ------------        ------------
          Total Current Liabilities                              1,881,560           1,758,312

Long-Term Liabilities                                              731,680             861,204
Liability to issue common stock to affiliate                           -0-           3,187,349
                                                              ------------        ------------
                                                                 2,593,240           5,806,865

Shareholders' Equity
     Preferred stock, $4.00 par Value:  50,000,000
       shares Authorized, -0- shares issued and
       outstanding as of June 30, 1996                                 -0-                 -0-
     Common Stock, $.001 par Value:  50,000,000
       shares Authorized, 20,898,218 issued and
       outstanding as of June 30, 1996 and
       10,530,972 issued and outstanding as of
       September 30, 1995                                           20,898              10,531
     Treasury Stock                                                (16,720)            (16,720)
     Additional Paid-In Capital                                 20,664,931          15,259,846
     Cumulative Translation Adjustment                             (15,771)            (11,191)
     Deficit Accumulated During the Development Stage          (21,849,807)        (19,284,088)
                                                              ------------        ------------
          Total Shareholders Equity                             (1,196,469)         (4,041,622)
                                                              ------------        ------------
            Total Liabilities and Shareholder's Equity        $  1,396,771        $  1,765,243
                                                              ------------        ------------
                                                              ------------        ------------






                                   AGTSPORTS, INC.
                             & WHOLLY OWNED SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                            (A DEVELOPMENT STAGE COMPANY)



                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                             --------                           --------
                                                        1996            1995             1996             1995
                                                  ----------      ----------       ----------       ----------

Operating Revenue
     Revenue                                     $        8       $  183,203       $   59,329       $  572,159
          Total Operating Revenues                        8          183,203           59,329          572,159

Expenses
     Salaries and Wages                              88,161           53,219          381,563          253,373
     Professional Services                          161,896          871,435        1,080,901        2,081,129
     General and Administrative                     242,077          299,618          516,162          949,718
     Depreciation and Amortization                  119,706           27,610          474,136           80,561
     Territory Acquisition                              -0-          962,200              -0-          962,200
     Travel and Expenses                             29,364            6,133          105,976           46,701
                                                 ----------       ----------       ----------       ----------
          Total Expenses                            641,204        2,220,215        2,558,738        4,373,682
                                                 ----------       ----------       ----------       ----------
                                                 ----------       ----------       ----------       ----------

Operating Income (Loss)                            (641,196)      (2,037,013)      (2,499,409)      (3,801,523)

Other Income (Expenses)
     Net Gain on Sale of Investment                     -0-          (27,285)             -0-          253,283
     Interest Expense                               (25,516)          (5,976)         (70,385)         (14,432)
     Other Income (Expense)                           2,666           17,011            4,881           12,315
                                                 ----------       ----------       ----------       ----------

Total Other Income (Expense)                        (22,850)         (16,250)         (65,504)         251,166
                                                 ----------       ----------       ----------       ----------

Net Income (Loss) before Extraordinary
  Items and Provision for Income Taxes             (664,046)      (2,053,263)      (2,564,913       (3,550,357)

Extraordinary Items:
     Debt Forgiveness                                   -0-            4,125            5,150            8,742
                                                 ----------       ----------       ----------       ----------
Net Income (Loss)                                 $(664,046)     $(2,049,138)     $(2,559,763)     $(3,541,615)
                                                 ----------       ----------       ----------       ----------
                                                 ----------       ----------       ----------       ----------

Net Income (Loss) per Common Share
before Extraordinary Items                             (.03)            (.29)            (.15)            (.50)


Extraordinary Items per Common Share                    -0-              -0-              -0-              -0-

Net Income (Loss) per Common Share                     (.03)            (.29)            (.15)            (.50)

Weighted Average Shares of Common
  Stock Outstanding                              20,444,672        7,094,211       17,524,907        7,094,211



                                   AGTSPORTS, INC.
                             & WHOLLY OWNED SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                            (A DEVELOPMENT STAGE COMPANY)



                                                                  NINE MONTHS ENDED
                                                                       JUNE 30,

                                                                  1996               1995
                                                          -----------         -----------
Cash Flows from Operating Activities
     Net Income/(Loss)                                    $(2,559,763)        $(3,541,615)
  Adjustments to reconcile Net Income (Loss)
   to net cash provided by operating activities
     Depreciation and Amortization                            474,136              80,561
     (Gain) Loss on Sale of Investments                           -0-            (253,283)
     Forgiveness of Debt                                       (5,150)             (8,742)
     Common Stock issued for Services                         769,857           1,867,762
     Common Stock issued for Obligations                    3,880,333             103,203
     Common Stock Issued for Territory Acquisition                -0-              95,700
     (Increase) Decrease in Inventory                             -0-              40,812
     (Increase) Decrease in Other Assets                       73,633           2,199,477
     Increase (Decrease) in Accounts Payable                   46,363            (410,003)
     Increase (Decrease) in Other Liabilities              (3,251,988)           (146,494)
                                                           ----------          ----------
Net Cash Used by Operating Activities                        (572,579)             27,378

Cash Flows from Investing Activities
     Purchase of Assets                                       (76,502)            (48,807)
                                                           ----------          ----------
Total Cash Used by Investing Activities                       (76,502)            (48,807)

Cash Flows from Financing Activities
     Proceeds from Issuance of Capital Stock                  759,875             238,700
     Principal payments on long-term borrowings                (8,000)                -0-
                                                           ----------          ----------
Total Cash Provided by Financing Activities                   751,875             238,700

Net Increase (Decrease) in Cash                               102,794             217,271

Cash at Beginning of the Year                                  16,904               1,189
                                                           ----------          ----------


Cash at June 30                                            $  119,698          $  218,460
                                                           ----------          ----------
                                                           ----------          ----------



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


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

         In the fiscal quarter ending June 30, 1996, the Company had no sales as compared to $183,203 for the fiscal quarter ending June 30, 1995. This decrease in sales was primarily due to the inability of the Company to complete and deliver a tee time reservation system pursuant to certain contractual obligations and delays in the completion of the Joint Venture "Hand Wedge" project. The Company incurred a loss of $664,046 for the quarter ended June 30, 1996. The loss was due to a large extent to depreciation and amortization expense of $119,706 and professional service expense of $161,896 to maintain domestic and international operations.

    The increase in salaries and wages during the fiscal quarter ended June 30, 1996, as compared to fiscal quarter ended June 30, 1995, is attributable to the Company moving its staff personnel in-house instead of relying on a temporary agency to compensate employees. The decrease in professional services during the fiscal quarter ended June 30, 1996 as compared to fiscal quarter ended June 30, 1995 is a result of the Company's attempt to reduce its reliance on outside consultants necessary to the Company's pursuit of its global business plans, marketing strategies and products. The Company plans to continue to restructure its operational activities to improve efficiencies.

    The decrease in general and administrative expenses during the fiscal quarter ended June 30, 1996 as compared to fiscal quarter ended June 30, 1995 is attributable to the number of events in which the Company participated pursuant to its agreements with the European and Australasian PGA Tours and the implementation of restructuring the Company's activities to reduce expenses.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalents balance on June 30, 1996, was $119,698.

    In Management's opinion, the Company has inadequate working capital to pursue the business opportunities that are a part of its business plan. Management is seeking funding opportunities which will allow implementation of its business plans and opportunities. While management is confident it can obtain sufficient funding to implement part or all of its business plan, there is no guarantee that the Company will be successful in this respect. If management is unsuccessful, the future growth of the Company could be substantially diminished. The liquidity of the Company is currently not significant enough to enable management to implement its business plans.


PART II  OTHER INFORMATION

    An 11% Specific Collateral Debenture in the amount of $2,175,000 issued by the Registrant in 1990 for the acquisition of certain Fiber Optic technology and subsequently transferred has not been paid by subsequent holders of the Technology Rights. The Registrant was notified February 23, 1996 of Acquisition by Display Group LLC of Corporate Partners, Inc.'s Resolution Trust Corporation Loan (Loan Package #349). The 11% Specific Collateral Debenture served as collateral for the Resolution Trust Corporation Loan. On July 17, 1996, Display Group, LLC, filed a lawsuit against the Company. Refer to Item 1 below.

    The Registrant is in default on payment of debt which was principally incurred through the repurchase of territorial marketing rights for the Southeast Region of the United States. Management is negotiating this matter but no resolution has been reached and no assurances of such resolution can be offered by management.

ITEM 1   LEGAL PROCEEDINGS

         As action is pending before the Court of Claims of the Country of Ireland on behalf of a former contractor of AGTsports, Inc. for breach of agreement, including some past due fees in the amount of 48,000L. such action is disputed by the Company and local Counsel has been retained in Ireland to represent the Company in the action.

         On July 17, 1996, Display Group, LLC, filed a lawsuit in District Court, Arapahoe County, State of Colorado, against American Consolidated Growth Company and AGTsports, Inc. seeking from both parties damages in the amount of the above referenced Debenture plus interest, attorney fees and costs. Should Display Group prevail, it would have a material adverse effect on the ability of the company to continue as a going concern. The Company will file an answer to the lawsuit by August 29, 1996. Management believes that the suit is without merit with respect to AGTsports, Inc. and has engaged council to pursue its defense vigorously.

ITEM 2   CHANGES IN SECURITIES

         The Registrant filed a Form S-8 Registration Statement under the Securities Act of 1993 in January 1996 to register 1,600,000 shares of common stock. As of June 30, 1996, there were 940,573 shares issued pursuant to the January S-8 Registration Statement.

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

         None

ITEM 5   OTHER INFORMATION

         An 11% Specific Collateral Debenture in the amount of $2,175,000 issued by the Registrant in 1990 for the acquisition of certain Fiber Optic technology and subsequently transferred has not been paid by subsequent holders of the Technology Rights. The Registrant was notified February 23, 1996 of Acquisition by Display Group LLC of Corporate Partners, Inc.'s Resolution Trust Corporation Loan (Loan Package #349). The 11% Specific Collateral Debenture served as collateral for the Resolution Trust Corporation Loan on July 17, 1996, Display Group, LLC, filed a Lawsuit against the Company. Refer to Item 1 above.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K: April 22, 1996; AGTsports (Australia)
Form 8-K: May 14, 1996; Change in Officers and Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AGTSPORTS, INC.


Dated: August 14, 1996                 By: /s/B. Mack DeVine_
                                              B. Mack DeVine
                                              ACTING PRESIDENT


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Dated August 14, 1996                  By: /s/B. Mack DeVine_
                                              B. Mack DeVine
                                              ACTING PRESIDENT





Dated August 14, 1996                  By: /s/Dianne L. Harvanek
                                              Dianne L. Harvanek
                                              SECRETARY