Form 10KSB40
period 1996-09-30
AGTSPORTS INC
filed 1997-01-14
CIK 791118

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ending September 30, 1996
                        Commission File Number 0-21914

                                AGTSPORTS, INC.
               (Exact name of Issuer as specified in its charter)

       Colorado                                          84-1165916
(State of incorporation)                    (I.R.S. Employer Identification No.)

5082 East Hampden Avenue, Suite 234, Denver, Colorado                   80222
     (Address of principle executive offices)                         (Zip Code)

                                (303) 220-8686
                (Issuer's telephone number including area code)

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                Title of Class:  Common Stock $.001 par value

    Check mark whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         Yes [ X ]          No [   ]
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X ]

    Issuer's revenues for its most recent fiscal year: $61,176.

    The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior
sixty days as of September 30, 1996, was $3,872,308.   A total of 15,489,232
shares were owned by non-affiliates as of September 30, 1996.

    The number of shares of Common Stock, $.001 par value, outstanding on September 30, 1996 was 23,950,596 shares. Transitional Small Business
Disclosure (check one):  Yes       No  X
                            ---       ---

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

Table of Contents


Part I

         Item 1.        Description of Business
         Item 2.        Description of Property
         Item 3.        Legal Proceedings
         Item 4.        Submission of Matters to a Vote of Security
                        Holders


Part II

         Item 5.        Market for Common Equity and
                        Related Stockholder Matter
         Item 6.        Management's Discussion and Analysis
                        or Plan of Operation
         Item 7.        Financial Statements
         Item 8.        Changes in and Disagreements with
                        Accountants and Financial Disclosure


Part III

         Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
         Item 10.       Executive Compensation
         Item 11. Security Ownership of Certain Beneficial Owners and Management
         Item 12.       Certain Relationships and Related Transactions
         Item 13.       Exhibits and reports on Form 8-K


SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    AGTSPORTS, INC. (the "Company" or "AGT") is a U.S. public company engaged in the development and marketing of computer software technologies and related technology products and services for the golf and recreation industries. The business of the Issuer is divided into four categories: 1) development and marketing of golf course management software, with a special emphasis on tee times reservations systems, 2) the LPGA scoring system, 3) golf technology products, and 4) consulting services for the golf industry. The common stock of the Company is traded under the symbol "AGTP" on the Electronic Bulletin Board, NASDAQ (OTC-BB).

    The Company was incorporated in Colorado on January 6, 1986 as AMERICAN MERGER CONTROL, an investment holding company designed to invest in all types of assets, businesses and/or properties. From 1991 to 1993, the Company operated as ULTRATECH KNOWLEDGE SYSTEMS, INC., dba AGTSPORTS, INC., thereafter the name was officially changed to AGTSPORTS, INC. During prior years, AGT was engaged in the research and development of "THE GOLF PLAYERS SYSTEM NETWORK," a tournament management and statistical analysis system. This system, together with several related golf software products, was under development during the years from 1991 to 1995. (See the Company's Form 10-KSB, September 30, 1995).

    In fiscal 1996, despite several advances in the development of AGT software products, the Company was unable to successfully bring its products to market and experienced significant financial difficulties resulting in a major change in the business focus and management of the Company. Pursuant to an internal restructuring plan authorized in May of 1996, the Company acquired new management, divested itself of non-producing assets, and terminated certain former business activities outside of the United States. Management re-directed the business of the Company to pursue several "niche" markets within the golf and recreation industries. These markets and the Company's participation therein are discussed in greater detail below. (See
Part I - "Business of Issuer").

    In fiscal 1995, the Company secured an exclusive agreement with the LADIES PROFESSIONAL GOLF ASSOCIATION (LPGA) to become the OFFICIAL TECHNOLOGY PARTNER OF THE LPGA. This role has allowed AGT to provide the LPGA with a state-of-the-art computer system at their new headquarters in Daytona Beach, Florida. The Company has developed significant business relationships which management believes will afford AGT with material future marketing and distribution opportunities. AGT has also developed an electronic scoring system to be utilized at tournament events. Designed to become the LPGA's official scoring system, the system was successfully tested and utilized at twenty (20) LPGA-sanctioned tournament events in fiscal 1996.

    As of September 30, 1996, the Company had a working capital deficiency of $2,203,044 and a stockholders deficit of $2,050,294. Although the Company continues to experience lack of adequate funding to fully pursue its business objectives, following the recent completion of the internal restructuring efforts and assuming new sources of financing will be secured, the Company believes it will be able to successfully meet all of its current obligations.

INVESTMENTS

    In fiscal 1996, the Company held a fifty percent interest and active investment in VISION APPLIED SPORTS TECHNOLOGY (VAST), a joint venture with a South African technology company. VAST is engaged in the development, marketing and sales of the "Handwedge," a hand-held golf improvement and distance measuring device for golfers. The "Handwedge" is substantially complete in its development phase and will be introduced to the golf community at the PGA MERCHANDISING SHOW to be held on January 24 - 27th, 1997 in Orlando, Florida.

    Subsequent to fiscal year ended September 30, 1996, the Company acquired TEE TIMES OF AMERICA, INC., (TTA) of Dallas, Texas, and 100% of the assets of JM GOLF, INC., of Denver, Colorado. TTA owns proprietary tee-times reservation system technology and has installed its TTRS software at numerous golf courses throughout the United States, including such notables as Arnold Palmer's BAY HILL, and the Hyatt's BEAR CREEK. JM GOLF, INC. has completed development of the "Micro-Caddie," a cart-mounted distance measuring device for golfers. (See "Business of Issuer" and "Subsequent Events" below).

    As reported in the Company's Form 10-K for fiscal year ended 1995, the Company entered into a joint venture agreement with Global Links Trading, Limited, ("GLT") a computer software licensing company. The agreement transferred certain non-U.S. contracts and resources relating to reservation tee times systems to GLT in exchange for an overriding royalty of 15% on gross sales of certain GLT products. For the fiscal year ending September 30, 1996, GLT produced no sales relating to the Company's joint venture agreement with GLT. The agreement carries no expense to the Company. Pending further development of GLT products and markets, management can provide no assurance GLT will be successful in its business plan or in achieving sales which would result in material royalty payments to the Company.

    Due to the recurring loss history of the Company and considering the limited number of sources of new funding for working capital, the auditors of the Company have raised significant doubts as to the abilities of the Company to continue as a going concern.


BUSINESS OF ISSUER

    The business of the Issuer is divided into four categories: 1) development and marketing of golf course management software, with a special emphasis on tee times reservations systems, 2) the LPGA scoring system, 3) technology products for the golf industry, and 4) consulting services for the golf industry.

SERVICES AND PRODUCTS OF AGT

    AGT is a national provider of reservation tee times systems to golf courses, associations, golf leagues, corporations and individual golfers throughout the United States. The system is made up of several component parts: computer software and services, information access and support, and individual products for specific applications. In addition, AGT is the OFFICIAL TECHNOLOGY PARTNER OF THE U.S. LPGA, providing scoring for sanctioned golf tournaments. During its most recent fiscal year, the Company scored 20 LPGA-sanctioned tournaments, representing over 8,560 rounds of professional golf. In developing the LPGA scoring system, AGT has created a state of the art wireless scoring system that allows real time scoring of tournament events. The Company then assists in providing the information and results to scoring officials, television and other media outlets and to LPGA hospitality facilities.

    The Company also provides technical and back-up golf support services in programming, designing, engineering and accounting-related functions. Hand-held golf improvement devices represent another important area of product development for the Company. Taken together, the services provided by AGT can be viewed as a spectrum ranging from traditional computer-related services to value-added alternative technology solutions.

    Opportunities for growth are greatly enhanced by expanding the AGT product line in order to diversify and penetrate new market segments. This can be accomplished with TTRS, Point-of-Sale, Inventory Control, Tournament Management, Handicapping and other market segments. In fiscal 1997, the Company plans to analyze each of these market segments in-depth in order to determine which areas may represent optimal growth opportunities.

    AGT has established a computerized golf course management system. The centerpiece of this technology is AGT's TTRS software, which provides a cost effective solution for golf courses who spend extraordinary administrative time and resources managing tee-times reservations. These courses are often continually over-booked, with busy telephone lines, repetitive "the course is full" telephone answering messages and other problems. The Company's software is designed to automate the entire tee-times reservation process, to increase management time where it is more effectively spent and to reduce unnecessary functions where needed. The software is installed by AGT support staff to help control overhead costs and to improve profitability.

    AGT is headed by Mr. B. Mack DeVine, Chairman and CEO and Mr. Gary Crews, President, who have established satellite executive offices for the Company in Tampa, Florida and Tulsa, Oklahoma, respectively. AGT also maintains executive offices in Denver, Colorado, with local affiliated legal, accounting and technical support services. (See "Biographical Data" and "Properties").

MARKETS OF AGT

    The U.S. golf market consists of over 16,000 golf courses serving an estimated 25 million golfers annually. Independent industry sources estimate over 80 million tee times reservations were made in 1995, with approximately 20 million of these successfully completed utilizing automated reservation systems. Industry analysts have noted the golf market has lagged behind most other industries in adopting computerized systems. However, demand for (and the acceptance of) automated TTR systems in golf is growing steadily; driven by the need for an efficient and sometimes impartial method of recording tee-time reservations by golf course managers. At the same time, Point-of-Sale and Inventory Control modules are needed to help facilitate the reporting and collection of green fees, cash sales and merchandise related information. The Company's goal for these and other applications is to computerize and ultimately automate all of the manual systems which Pro Shops utilize in their current operations.

    Golf represents a $20 billion industry in the U.S. In recent years, the industry has experienced consistent growth at an annual rate of 11% or more prior to 1994, at which time the number of new golfers and rounds played per year appeared to level off. In 1994, there were over 450 million rounds of golf played, which increased by 5.5% in 1995, as reported by the National Golf Foundation. As a result, the Company believes the opportunity for marketing and sales of AGT services and products is greater than ever before. By securing strategic alliances and merger opportunities with other software and technology developers, the Company plans to be a dominant force in the U.S. golf software and automation industry.

DISTRIBUTION METHODS OF COMPANY'S SERVICES

    AGT plans to become a market leader in the U.S. TTRS industry by targeting golf course reservations, which are the lifeblood of golf course operations. Through marketing and sales of AGT computer software technologies and systems, the Company's objective is to create a continuing stream of revenue built upon fees generated from each individual round of golf played. Ancillary income will be derived from internet tee times reservations, credit card processing fees, advertising revenues, marketing of products endorsed by professional golfers, licensing contracts through third party companies and from the sale of software modules developed internally. Subsequent to fiscal 1996, the Company has acquired or plans to acquire private companies who are similarly engaged in the development of golf course management software, specifically, tee times reservations systems. (See "Subsequent Events" below).

    The Company promotes a philosophy of developing and maintaining long term relationships with its clients, striving to achieve high levels of performance and customer satisfaction to attract and retain local, regional and national accounts. The Company continues to explore growth opportunities to expand its existing service offerings, develop additional skill classes and enter new markets by selectively expanding its operations through targeted acquisitions.

    Prominent industry sources such as the National Golf Foundation's DIRECTORY OF GOLF have reported extensively on the ongoing trend to establish central reservation services for booking golf tee-times in large metropolitan cities and resort destinations. Daily fee courses are seeking to join together in a centralized reservation alliance to promote their area as a golf destination.
As a result, golf courses are seeking one vendor that offers a fully integrated product line with internet access.

    In order to become the market leader, AGT plans to achieve superiority in its product development and to have the ability to create strategic alliances with other software vendors in the marketplace. The Company believes the popularity of WINDOWS-based systems will mandate this as the future platform for tee-times reservation systems. In conjunction with these trends, management has adopted plans to target and acquire smaller companies for the purpose of expanding AGT's market presence in fiscal 1997. The profile for such targets includes businesses with core TTRS accounts and operating TTRS systems. Management believes such acquisitions can be made without excessive capital outlay utilizing existing AGT resources management and personnel.

COMPETITIVE BUSINESS CONDITIONS

    Demographically, the U.S. tee times reservation industry is highly fragmented, with an estimated 30 to 40 private firms operating over 20 different technology systems. The size of these companies is typically relatively small; with most companies employing fewer than 10 people and producing revenues of less than $1,000,000 annually. Despite the considerable competition, smaller, well-managed companies, especially those with a specialized focus, can succeed on a local or regional basis.

    Currently, three software companies competing for dominance in the Automated Tee Times business are: AGTSPORTS, INC., G.D.I.S. and FAIRWAY SYSTEMS. New competitors appear to be entering the market rapidly, which has contributed to lower prices and decreased profit margins. Many industry analysts such as the National Golf Foundation agree that the popularity of the sport is increasing, thereby enticing more people to enter the marketplace and making it difficult to track existing competition.

    Three significant competitive factors are: standardization and user-friendliness of the systems and products, pricing, and customer service and support. The Company recognizes that a standard hardware configuration for TTRS systems has yet to be established within the TTRS industry. Additionally, pricing, network access fees and transaction fees remain unresolved as the technologies continue to evolve. For most companies, major obstacles include lack of sufficient development capital and knowledge of the rapidly changing technologies.

    The tee-times reservation business remains an emerging industry and is, as such, still relatively undefined. It parallels the computer software technology services industry in that it is also highly fragmented, with few large companies operating on a national level. AGT believes all segments within the golf industry are experiencing a trend toward consolidation. The Company has implemented new strategies to help adapt to the changing marketplace and to position AGT as a leader in this trend via acquisition of targeted TTRS and golf software companies.

SUBSEQUENT EVENTS

    On January 11, 1997, the Company acquired TEE TIMES OF AMERICA, INC. (TTA), a tee-times reservation company located in Dallas, Texas. TTA owns proprietary tee-times reservation system technology and has installed its TTRS software at numerous golf courses throughout the United States, including such notables as Arnold Palmer's BAY HILL, and the Hyatt's BEAR CREEK. The acquisition was completed for payment in cash and shares of the Company's issued and outstanding common stock. In conjunction with the acquisition, Mr. Kyle D. Ragsdale, TTA President, accepted a management position with the Company and entered into a five year employment agreement to assist AGT in achieving its future business objectives.

    On Janaury 11, 1997, the Company purchased 100% of the assets of JM GOLF, INC., of Littleton, Colorado. JM GOLF, INC. has developed a cart-mounted distance measuring device for golfers called the "Micro-Caddie." The acquisition was completed for payment in shares of the Company's issued and outstanding common stock.

    On November 1, 1996, Mr. Gary W. Crews joined the Company as President. (See "Biographical Information" below).

COMPLIANCE WITH GOVERNMENT REGULATIONS

    The operations of AGT do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 federal Family Medical Leave Act ("FMLA"). As of September 30, 1996, AGT fully complies with the terms of this legislation as a U.S. employer.

RESEARCH AND DEVELOPMENT COSTS

    As of September 30, 1996, the Company is not engaged in material research and development activities and has not incurred related material R&D costs in the prior two fiscal periods.

TRADEMARKS AND TRADE NAMES.

    The Company owns the following trademarks: The Golf Players System, Players Merit, Course Merit, and Company Logos. The Company also holds a number of copyrights and licenses covering different versions and modules of The Golf Players System.

COMPLIANCE WITH ENVIRONMENTAL LAWS AND REGULATIONS

    The Company does not believe that it is subject to any local, state and federal statutory and regulatory requirements with respect to environmental safety.

EMPLOYEES

    During the period ending September 30, 1996, the Company had 7 full time employees, none of these employees are represented by any Union or collective bargaining group and there is no prior history of any strikes, slow-downs or other labor disputes. The Company is highly dependent on several full time employees. (See "Directors and Executive Officers of the Registrant - Biographical Information").

INTERNATIONAL OPERATIONS

    During fiscal 1996, the Company terminated certain business activities outside the continental U.S., with the exception of the VAST joint venture agreement with a South African technology company. (See the Company's Form 10-K for fiscal 1995). At present, the Company conducts operations only in the United States.

ITEM 2.  PROPERTIES

    During fiscal 1996, the Company leased office space located at 6890 South Tuscon Way, Suite 202, in Englewood, Colorado. The lease was terminated in July of 1996. In August and September, 1996, the Company established satellite executive offices with acting Chairman, Mr. B. Mack DeVine in Tampa, Florida, whose mailing address is: P.O. Box 620, Tampa, FL 33601, and with incoming President, Mr. Gary W. Crews, in Tulsa, Oklahoma, whose mailing address is: 5320
E. 89th Place, Tulsa, OK, 74137. The mailing address and telephone number for the Company's Colorado office are: 5082 East Hampden Avenue, Suite 234, Denver, CO 80222, (303) 220-8686. No rent expense has been or is being charged to the Company for the use of these facilities.

    Total rent expense charged to operations for the years ended September 30, 1995 and 1996 was $70,495 and $17,552, respectively. The Company maintains no operating leases as of September 30, 1996.


ITEM 3.  LEGAL PROCEEDINGS

    On September 30, 1996, the Company was dismissed as a defendant from DISPLAY GROUP, LLC VS. AGTSPORTS, INC. AND AMERICAN CONSOLIDATED GROWTH CORPORATION, Civil Action No. 96-CV-1560, Division 5 of Arapahoe County District Court, in the State of Colorado. The suit sought alleged damages and repayment of a specific collateral debenture in the amount of $2,175,000 related to former business transactions between the Company and third parties in 1990.

    As of the date of the filing of this report, the Company has not been the subject of any material legal proceedings other than as described above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During fiscal year ended September 30, 1996, there were no matters submitted to a vote of the Stockholders.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's common stock, par value $.001 per share ("Common Stock") is traded in the over-the-counter market, NASDAQ, (OTC-BB) under the stock trading symbol "AGTP."



                                                    (1) BID
                                                        ---
         QUARTER ENDING            (2) HIGH         (3) LOW
         --------------                ----             ---
         September 30, 1996          $0.37             .25
         June 30, 1996                0.37             .25
         March 31, 1996               0.25             .18
         December 31, 1995            0.44             .37
         September 30, 1995           2.78            1.87
         June 30, 1995                1.15            0.75
         March 31, 1995               2.50            1.50
         December 31, 1994            2.62            2.25
         September 30, 1994           4.75            4.25(4)

(1) Such over-the-counter market quotations reflect inter-dealer prices, without any retail markup, markdown, or commission and may not necessarily represent actual transactions.

(2)(3) At the time of this report, the only activities in the Company's trading Common stock, of which the Company is aware, is by Broker/Dealers known as wholesalers. Consequently, there has been little or no retail trading activity in the Company's securities during the fiscal year ended September 30, 1996. The quotes shown above were arrived at by averaging the bid and the ask price in the marketplace during these periods and are provided for informational purposes only. The Company believes these quotes to be estimates and therefore should not be relied upon for investment purposes.

(4) In May of 1993, the Company reverse-split its common stock 10 for 1.

HOLDERS OF RECORD

    As of September 30, 1996, there were approximately 976 shareholders of record of Common Stock.

DIVIDENDS

    For the fiscal years 1994, 1995 and 1996, no dividends were declared or issued by the Company. Due to insufficient capital resources and earnings generated from operations during these years, the

Company has been limited in its ability to declare or issue dividends. There are no contractual or written limitations concerning the Company's declaration of dividends in the by-laws or records of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the fiscal year ending September 30, 1996, revenues were $61,176 as compared to the year ending September 30, 1995 of $625,170. Following a change in management and the termination of former unprofitable business activities of the Company, net loss decreased from $5,216,415 in fiscal 1995 to a net loss of $3,615,804 in fiscal 1996. For the year ended September 30, 1996, operating expenses were $2,754,762 and interest expenses totaled $100,830. In fiscal 1996, the Company experienced a net non-recurring loss of $75,772 resulting from costs associated with the write down and liquidation of certain assets and the internal restructuring of the Company. The Company incurred a loss on the disposal of miscellaneous assets of $295,337. The Company experienced significant legal, accounting and other related costs which are included in both discontinued and continuing operations.

    As of September 30, 1996, the major internal restructuring measures have been successfully completed. These efforts included a change in the management of the Company, the write down and liquidation of all non-performing assets, the resolution of numerous outstanding business matters, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.

    In the opinion of management, the Company has progressed significantly as compared to the period ending September 30, 1995. The Company assisted in providing new working capital and management support to alleviate certain debts and to improve its operations.

    Subsequent to fiscal year 1996, on January 11, 1997 the Company acquired
TEE TIMES OF AMERICA, INC., (TTA) of Dallas, Texas, and 100% of the assets of JM GOLF, INC., of Denver, Colorado. The acquisitions are anticipated to help increase revenues and profitability on a going-forward basis. AGT will utilize the new tee times technology of TTA to increase market share and to complete targeted acquisitions of local and regional tee times reservation businesses in fiscal 1997. Although no assurance can be provided that acquisitions will be made or AGT future sales will increase, in the opinion of management, the Company's performance in fiscal 1997 will be favorably impacted by these acquisitions and other improvements in the operation and business of the Company.

    During fiscal 1996, the Company has been able to successfully continue operations, to reposition itself in the marketplace, to acquire new management and consulting expertise and to improve its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis.

    The foregoing discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to development of new business and predictions concerning the results of various legal proceedings as discussed in Item 3. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions related to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company.

Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be innaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

In fiscal 1995, the Securities and Exchange Commission began a formal private investigation regarding AGTsports, Inc. The SEC order authorizing the investigation and subsequent investigative efforts seem to focus upon, among other things, the accuracy of public statements made by or about the Company, the price at which the stock of the Company has traded, and whether the stock of the Company was sold in violation of the registration provisions of the federal securities laws. However, no assurances can be given that the Company has a complete or accurate understanding of the scope of the inquiry. As of September 30, 1996, the investigation continues and the Company is cooperating with the SEC. No prediction or assurances can be given regarding the outcome of this inquiry.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and cash equivalent's balance on September 30, 1996 was $65,806. Current assets were $65,806 and current liabilities were $2,218,850. Current ratios for the year ending September 30, 1996 were .03 to 1 as compared to
 .01 to 1 the previous year. There was a significant change in working capital during fiscal year 1996 due mainly to the change in the business focus of the Company. As of September 30, 1996, the Company had a working capital deficiency of $2,203,044 and a stockholders deficit of $2,050,294 which includes non-recurring losses of $75,772 sustained in fiscal 1995 due to the write down and liquidation of certain non-performing assets of the Company.

    Assuming the business of the Company continues to experience positive cash flow and to be profitable on a going forward basis and provided new sources of outside financing are secured, Management believes the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

MATERIAL COMMITMENTS FOR CAPITAL EXPENDITURES

     As of September 30, 1996, the Company has no material commitments for capital expenditures. The Company anticipates material capital expenditures in fiscal 1997 with respect to acquisitions and the LPGA operations.

UNFAVORABLE TRENDS OR UNCERTAINTIES

    The business of AGT may be subject to various unfavorable trends or uncertainties such as increased competition in the marketplace, rapid consolidation of the reservation tee times industry and/or a significant decline the health of the U.S. economy. The Company may also be affected by a significant rise or decline in interest rates and the U.S. trading markets. The Company can make no determination as to the effect of these factors on operations or the probability such factors will occur.

SEASONAL ASPECTS BEARING UPON OPERATIONS

    AGT is not subject to seasonal fluctuations in its business cycle which have a material impact on operations. Concerning the scoring of LPGA events, the Company is subject to a normal decrease in activities upon conclusion of the Tour in November. However, in the opinion of management, this does not represent a material impact on the total operations and TTRS activities of the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    This response is submitted as a separate section of this report (see Consolidated Financial Statements - Pages F-1 to F-23).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with the Company's independent accountants on accounting or financial disclosure.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    As of September 30, 1996, the Executive Officers and Directors of the Company, their ages and positions held in the Company were as follows:

NAME                              AGE       POSITIONS HELD
----                              ---       --------------
B. Mack DeVine                    51        Acting Chairman and CEO

Gary W. Crews                     42        Acting President*

Cory J. Coppage                   33        Secretary

Joe E. Lee                        62        Director

Louis F. Coppage                  59        Director

* Mr. Crews formally accepted his nomination as President subsequent to fiscal 1996, on November 1, 1996. Directors of the Company serve for a term of three years and will be formally nominated at the Company's annual meeting to be held at a future date yet to be announced. If elected at the annual meeting, the directors will serve until their successors are duly elected and qualified or until their earlier resignation or removal.

BIOGRAPHICAL INFORMATION

B. MACK DEVINE - ACTING CHAIRMAN AND CEO

Mr. Devine, 51, was nominated as acting Chairman and Chief Executive Officer of the Company at a special meeting of the Board of Directors held on May 13, 1996. Pursuant to the terms of a five year services agreement authorized by the Board in August of 1996, Mr. DeVine will assume the full time duties of Chairman and Chief Executive Officer of the Company effective January 1, 1997. Mr. DeVine has more than twenty years experience in both the public and private sectors as chief executive officer and/or president of operating companies listed on NASDAQ, AMEX and NYSE. He is an experienced turnaround specialist for companies facing financial distress or bankruptcy and has successfully directed numerous Chapter 11 reorganizations. Since 1989 he has been the CEO of DEVINE & ASSOCIATES, INC., a company providing management consulting services to clients in the Southeast United States. From 1988 to 1989, he was CEO, President and
Director of DEVCO PETROLEUM COMPANY, INC., where he directed operations of ten convenience store/petroleum outlets with annual revenues of over $10,000,000 and approximately fifty employees. From 1982 to 1988, Mr. DeVine was Chairman, CEO and President of KEY ENERGY ENTERPRISES, INC., an
$80,000,000 convenience store company with 800 employees and operations located in the Southeast United States. He was also President and Director of AMERICAN AGRONOMICS CORPORATION from 1976 to 1982, where he was responsible for the turnaround and restructuring of a $200,000,000 vertically integrated citrus company. Prior to 1976, Mr. DeVine held positions as Chief Financial Officer of companies such as GREAT SOUTHERN EQUIPMENT COMPANY, AUTOMATIC MERCHANDISING, INC., and BAY-CON INDUSTRIES, INC. He was first lieutenant in the U.S. Army and is a private pilot.

GARY W. CREWS - PRESIDENT

Mr. Crews, 42, was nominated as incoming President of the Company in August of 1996 and formally accepted the position subsequent to fiscal 1996 on November 1, 1996. From 1995 to present, he has been President of CONSULTING TECHNOLOGIES, INC. (CTI), a software consulting business providing services to clients including two of the largest golf course management companies in the United
States: AMERICAN GOLF CORPORATION and CLUB CORPORATION OF AMERICA. CTI also provided valuable consulting services to AGTSPORTS, INC. during fiscal 1996.
Mr. Crews has extensive sales and marketing experience and has been an active participant in the computer software development industry since 1985. From 1992 to 1995, he was President and Chief Operating Officer of XETA RESERVATION SYSTEMS, the largest automated tee times reservation company in the U.S. From 1990 to 1992, Mr. Crews was a Director of UNITED VIDEO, INC., an FCC common carrier involved in the sales, marketing and satellite distribution of audio and video signals to cable television systems throughout North America. He was a Director of CARAPACE, INC., a medical products division of LOHMANN COMPANY of West Germany from 1985 to 1990. Mr. Crews holds a law degree from the UNIVERSITY OF TULSA, and a bachelors degree in business administration from AUBURN UNIVERSITY.

CORY J. COPPAGE  - SECRETARY AND TREASURER
Mr. Coppage, 33, was nominated as acting Secretary of the Company at a special meeting of the Board of Directors held on August 29, 1996. He is Chief Operating Officer, Secretary and a member of the Board of Directors of AMERICAN CONSOLIDATED GROWTH CORPORATION. Mr. Coppage has over seven years of business management experience including two years of administration service with AMGC. He is a graduate of REGIS UNIVERSITY, where he earned a Bachelor of Science
Degree in Business Administration.   From 1989 to 1994, Mr. Coppage gained
valuable management experience in the liability insurance field as a licensed property & casualty agent and field manager for LIABILITY INSURANCE OPERATIONS NETWORK, INC., and W.J. PLEMONS INSURANCE AGENCY of Atlanta, GA, prior to joining AMERICAN CONSOLIDATED GROWTH CORPORATION as assistant Secretary of the Corporation and aide to the Chairman in 1994. In 1995, Mr. Coppage became the Secretary of AMGC and received an appointment to the AMGC Board of Directors.
He has studied corporate finance and marketing and has successfully completed educational programs in the areas of SEC reporting of public companies and shareholder and investor relations. Mr. Coppage assists in the development, publishing and distribution of AGT informational materials to the U.S. investment community.

JOE LEE - DIRECTOR
    Mr. Lee, 58, accepted an appointment as an outside member of the Board of Directors of the Company on May 13, 1996. He is Chairman of the Board of Directors of DENVER BUSINESS COLLEGE, INC., General Manager of UNIVERSAL MANAGEMENT, INC., President of SCHOOL MANAGEMENT, INC. and the General Partner of THE EDUCATIONAL PLAZA, a 110,000 square foot private educational facility located in Denver, Colorado. Mr. Lee has expertise in the administration and management of independent colleges and schools, with a special emphasis on financial and staff personnel management. He is a past president and past commissioner of the ASSOCIATION OF INDEPENDENT COLLEGES AND SCHOOLS. From 1973 to 1982, Mr. Lee owned and operated PARKS COLLEGE, INC., formerly PARKS SCHOOL OF BUSINESS, in Denver, Colorado. From 1984 to 1986 he was Chairman of TREND SYSTEMS, INC., where he supervised the operation of nine schools and three branch campuses in the states of Washington and Oregon. Mr. Lee's present duties as Chairman of DENVER BUSINESS COLLEGE, INC. include overall responsibility for operation of the main campus and three branch campuses. Mr. Lee is also a Director of PRIDES BUSINESS COLLEGE in Adelaide, South Australia.

LOUIS F. COPPAGE - DIRECTOR
    Mr. Coppage, 59, was nominated as an outside member of the Board of Directors of the Company on May 13, 1996. He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. From 1993 to present, he has held advisory positions and has provided investment banking consulting services for the Company and its former affiliate, AMERICAN CONSOLIDATED GROWTH CORPORATION, where he assisted in the turnaround and restructuring of both companies. From 1986 to 1993, Mr. Coppage served as financial consultant for numerous clients in real estate, energy, insurance management and investment holdings-related businesses. From 1978 to 1984, Mr. Coppage was founder and a major shareholder of AMERICAN ENERGY INVESTMENTS, INC., of Denver, Colorado. From 1973 to 1979 he was president of FORESEE, LTD., a an energy development company in Denver, Colorado. From 1969 to 1973 he was president of COPPAGE & ASSOCIATES, a financial planning company. Since 1979, he has provided advisory services for corporate clients with an emphasis on the capital formation process. Mr. Coppage began his career in business as an account executive for CONNETICUT GENERAL LIFE INSURANCE COMPANY in 1964, where he earned outstanding salesman honors and was featured in TIME, NEWSWEEK and U.S. WORLD REPORT MAGAZINES. He was a founding member of the insurance and financial planning groups, TOP OF THE TABLE and THE FORUM. Since 1993, Mr. Coppage has served as an investment banking consultant and a special advisor to the AGT Board of Directors.

    None of the above directors have held any equity stake in any business that has declared bankruptcy; nor have been convicted of any criminal offense other than minor traffic violations, nor have had any judgements entered against them which would restrict or preclude the director from being involved in securities transactions; nor have any record of violations of securities or commodities laws.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of changes in ownership with the Securities Exchange Commission. Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, as of the date of this report, the Company is unable to make a determination as to whether or not any officers or directors failed to file on a timely basis any reports relating to transactions involving common stock of the Company owned by them. The Company has implemented internal procedures for the purpose of determining whether officers or directors have failed to file timely reports relating to transactions involving common stock of the Company, and, if necessary, to file any such reports in the appropriate time and manner.

ITEM 10.  EXECUTIVE COMPENSATION

    The following table sets forth the salary, bonus and other compensation approved by Board of Directors of the Company for the President and the Company's four other most highly compensated executive officers (the "named executive officers").

                          SUMMARY COMPENSATION TABLE

NAME AND POSITION              1996 ANNUAL COMPENSATION                  LONG TERM COMPENSATION
                               SALARY      STOCK AWARDS      SECURITIES UNDERLYING OPTIONS & BENEFIT PLANS
                               ------      ------------      ----------------------------------------------
B. Mack DeVine               $25,000 (1)     250,000                                -0-
ACTING CHAIRMAN AND CEO
(MAY, 1996 TO PRESENT)

T. Alan Walls                $82,187             -                               57,143 (2)
PRESIDENT
(MAY, 1995 TO MAY, 1996)

Robert Wetzel                $18,979             -                               24,969
SECRETARY AND DIRECTOR
(MAY, 1991 TO MAY, 1996)

Tom Eickenberry              $25,384             -                                5,770
ASSISTANT TO THE PRESIDENT
(MAY, 1995 TO MAY 1996)

(1) Indicates compensation paid to Mr. DeVine in fiscal 1996 for consulting services rendered from May of 1996 to August of 1996.
(2) Indicates compensation paid for prior year accrued salary in fiscal 1995.

OTHER COMPENSATION

    Additional compensation paid to officers of the Company during fiscal 1996 included salary and expenses of $18,979 to Robert Wetzel, former Secretary. The compensation was paid on September 17, 1996 as part of a settlement agreement which included accrued salary, accrued director fees and certain debt to equity conversions totaling a combined 491,500 restricted common AGTP shares. The shares were issued at a value of $.14 per share, the fair market value on that date after a discount of 45% due to the restricted nature of the stock. The Company issued Mr. Wetzel 24,969 common AGTP shares pursuant to the former employee benefit plans of the Company and the S-8 registration of February 1, 1996. On March 6, 1996, the Company issued 57,143 restricted common AGTP shares and 52,078 freetrading common AGTP shares to Mr. T. Alan Walls, former President. The shares were issued at a value of $.35 per share, including the adjustment restricted discount of 45%. Mr. Greg Jablonski, former Chairman and Chief Executive Officer, received compensation as a consultant to the Company of $34,667 for the period from September, 1995 to May of 1996. In addition, the Company issued Mr. Jablonski 440,392 common AGTP shares pursuant to the former employee benefit plans of the Company from fiscal years 1994 and 1995. On March 6, 1996, the Company issued 96,000 restricted shares for consulting services to former

President Michael Tanner, together with 142,838 common AGTP shares issued on February 1, 1996 pursuant to the former employee benefit plans of the Company.

    On August 27, 1996 the Company issued 250,000 shares to DeVine &
Associates as additional consideration for Mr. DeVine's consulting services rendered from May 1996 to August, 1996. The fair market value of the stock as determined by the Board on that date was $0.19 per share. On August 27, 1996, in lieu of cash payment, Mr. Gary Crews accepted 36,364 restricted common shares for consulting services rendered to the Company in fiscal 1996. The fair market value of the stock as determined by the Board on that date was $.19 per share. Subsequent to fiscal year ended 1996, Mr. Crews joined the Company as President and Director on November 1, 1996, at which time he received a stock grant of 75,000 restricted common AGTP shares. The fair market value of the stock as determined by the Board on that date was $.10 per share. On August 29, 1996, the Company authorized a stock grant of 50,000 restricted common AGTP shares to Mr. Cory J. Coppage for joining the Company as Secretary. The fair market value of the stock as determined by the Board on the date was $.15 per share. On May 13, 1996, the Company entered into agreements with two outside directors: Mr. Lou Coppage and Mr. Joe Lee. Pursuant to the agreements, on September 6, 1996, the Company issued 100,000 shares of restricted common AGTP stock to Mr. Coppage and Mr. Lee at a value of $.15 per share, the fair market value of the stock as determined by the Board on that date. All restricted stock issuances included a 45% discount off the fair market value due to the restricted nature of the stock.

    During fiscal 1996, the Company provided group medical insurance to AGT officers and employees under the Company's employee health plan. The plan, which is offered through Prudential, provides life, medical, dental and disability coverage at an average cost of approximately $245 monthly per individual. The employees were covered by the Company under AGT's health plan during their respective terms of service. All premiums were paid by AGT. The Company's health plan was terminated in fiscal 1996 following a change in management of the Company.

    The Company made no contributions to any Defined Contribution Benefit Plans on behalf of its employees in fiscal 1996, other than provision of insurance coverages as described above.

MEETINGS OF THE BOARD OF DIRECTORS

    On May 13, 1996, the Board of Directors nominated Mr. Lou Coppage and Mr. Joe Lee to serve as independent outside members of the AGT Board of Directors. During fiscal 1996, the AGT Board convened on four occasions. There were no incumbent directors who attended less than 75% of the meetings of the Board and Committees thereof on which such director served during that period.

DIRECTOR AGREEMENTS AND COMPENSATION

    On May 13, 1996, the Company executed outside director agreements with Mr. Coppage and Mr. Lee. The agreements provide for a three year term of service and compensation in the form of a one time restricted common stock award of 100,000 shares and $1,500 for attending each of the four quarterly scheduled meetings of the Board, plus expenses. Compensation for meeting attendance is payable at the Company's option in cash or in equivalent AGTP restricted common shares set at the market price on the day of issue. Directors who are U.S. residents are entitled to participate in the Company's health and welfare benefit programs. Employee directors are not entitled to receive compensation for Board service. During fiscal 1996, no compensation was paid or distributed to any directors of the Company other than the stock awards described above.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

    The following table sets forth certain information regarding the beneficial and economic ownership of AGTP common stock as of September 30, 1996 by: (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (2) each director and nominee for director; (3) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Shares issuable on exercise of options exercisable within 60 days of September 30, 1996 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of September 30, 1996, the total outstanding shares of the Company's common stock were 23,950,596.

                                                NUMBER OF         PERCENT
NAME AND ADDRESS                               SHARES HELD        OF CLASS
----------------                               -----------        --------
B. Mack DeVine, ACTING CHAIRMAN AND CEO          250,000             1.0%
P.O. Box 620
Tampa, FL 33601

Gary Crews, ACTING PRESIDENT                     111,364 (a)          .4%
5320 E. 89th Place
Tulsa, OK 74137

Cory J. Coppage, SECRETARY                        50,000              .2%
7255 E. Quincy Ave, #550
Denver, CO  80237

Joe Lee, DIRECTOR                                100,000              .1%
4250 S. Olive Street, #216
Denver, CO 80237

Lou Coppage, DIRECTOR                            100,000              .1%
283 Kimbrough
Memphis, TN 38103

Global Links Trading, Ltd.                     7,850,000 (b)        32.8%
P.O. Box 301, Queens House
Don Road, St. Helier, Jersey, JE4 8UG
Channel Islands

Officers and Directors as a Group
 (five persons)                                  611,364 (c)         1.8% (d)

(a) Mr. Crews accepted the position of President of the Company on November 1, 1996. The shares indicated include 75,000 common shares issued subsequent to September 30, 1996, in addition to shares received for consulting services provided to the Company during fiscal 1996.

(b) Represents the Company's largest shareholder and the joint venture project with AMGC, a former affiliate of the Company.

(c) and (d) Includes all shares depicted except for those shares held by Global Links Trading, Limited, who is neither an officer nor director.

    All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of September 30, 1996. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During fiscal 1996, the Company issued a one year promissory note to Global Links Trading, Ltd., for $172,500 at ten percent interest payable annually. The note expires on June 30, 1997 and contains a conversion provision to common stock at a value of $.125 per share. (See Related Party Transactions in Notes to Consolidated Financial Statements - Note 5".)

                                   PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) List of Financial Statements and Schedules
(a)(3) List of Exhibits (in accordance with Item 601 of Regulation S-B).

Exhibit Number     Description of Exhibit

3.1                Articles of Incorporation of the Company*
3.2                Bylaws of the Company**
3.3                Financial Data Schedule

* (Incorporated by reference to the Company's Form S-18 Registration Statement of American Merger Control, Inc. filed with the Commission in 1986 and to the Form 10-K for the fiscal year ended September 30, 1992 filed with the Commission on or about March 10, 1993.)

** Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914.

                           AGTSPORTS, INC.
                   (A Development Stage Company)

                 Consolidated Financial Statements

                         For the Year Ended
                         September 30, 1996

                         AGTsports, Inc.
                 (A Development Stage Company)

           Index to Consolidated Financial Statements


                                                                 PAGE
                                                                 ----
Independent Auditors' Reports                                     F-1

Financial Statements:

    Consolidated Balance Sheet:
       September 30, 1996                                         F-3

    Consolidated Statements of Operations:
       Years Ended September 30, 1996 and 1995                    F-4 to F-5

    Consolidated Statements of Changes in Shareholders'
       Equity: Years Ended September 30, 1996 and 1995            F-6 to F-10

    Consolidated Statements of Cash Flows:
       Years Ended September 30, 1996 and 1995                    F-11 to F-12

    Notes to the Consolidated Financial Statements:
       Years Ended September 30, 1996 and 1995                    F-13 to F-26

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

(The auditor's report for the year ended September 30, 1996 is not yet available. Management has prepared the accompanying unaudited financial statements in accordance with generally accepted accounting principles and believes they include all necessary disclosures and footnotes as required for complete financial statements. In the opinion of Management, all adjustments considered necessary for a fair presentation have been included.)

                                AGTsports, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                              September 30, 1996

                                                               1996
                                                           ------------
ASSETS
Current:
    Cash and cash equivalents                              $     65,806
                                                           ------------
         Total current assets                                    65,806

Fixed assets:
    Property, plant and equipment (Note 3)                      131,380
    Less: accumulated depreciation                             (114,176)
                                                           ------------
         Total fixed assets                                      17,204

Other assets:
    Prepaids and other assets                                    16,196
    Intangibles - net (Note 4)                                       --
    Investment in joint venture                                 119,350
                                                           ------------
         Total other assets                                     135,546
                                                           ------------
         Total assets                                      $    218,556
                                                           ------------
                                                           ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable - trade                                $   179,914
    Accounts payable - other                                     78,063
    Long term debt - current portion (Note 5)                 1,373,846
    Accrued expenses (Note 9)                                   637,027
                                                           ------------
         Total current liabilities                            2,268,850


Shareholders' Equity:
    Preferred stock, $4.00 par value; 50,000,000
         shares authorized; -0- shares issued and
         outstanding as of September 30, 1996                        --
    Common stock, $.001 par value;                            50,000,000
         shares authorized; 10,530,972 shares issued
         and 23,930,596 shares outstanding as of
         September 30, 1996                                      23,931
    Treasury stock                                              (16,720)
    Additional paid-in capital                               20,859,210
    Cumulative translation adjustment                           (16,823)
    Deficit accumulated during the development stage        (22,899,892)
                                                           ------------
         Total shareholder's equity                          (2,050,294)
                                                           ------------
         Total liabilities and shareholders' equity        $    218,556
                                                           ------------
                                                           ------------

See accompanying notes to consolidated financial statements

                              AGTsports, Inc.
                      (A Development Stage Company)
                 Consolidated Statements of Operations

                                                                     JANUARY 6, 1986
                                          YEARS ENDED SEPTEMBER 30, INCEPTION THROUGH
                                         --------------------------   SEPTEMBER 30,
                                            1996           1995            1996
                                         -----------    -----------    ------------
Revenue
  Territory sales                        $              $        --    $  1,612,009
  Revenue                                     61,694        625,170       2,229,471
                                         -----------    -----------    ------------
                                              61,694        625,170       3,841,480

Expenses
  Cost of purchased goods for resale                            672         162,378
  Salaries and wages                         349,948        477,011       2,329,902
  Professional services                      883,607        998,571       3,489,861
  Directors fees                             184,041        503,200         687,241
  General and administrative                 335,920        974,540       2,985,068
  Depreciation and amortization              471,716        192,848       2,476,551
  Advertising                                  1,151         62,439         305,880
  Contract services                          351,479      1,024,026       4,985,397
  Cost of Unsuccessful offering               56,860             --          56,860
  Travel and entertainment                   120,040        124,527         818,733
  Territory reacquisition                         --      1,465,075       1,465,075
                                         -----------    -----------    ------------
    Total expenses                         2,754,762      5,822,909      19,762,946
                                         -----------    -----------    ------------

Operating income (loss)                   (2,693,068)    (5,197,739)    (15,921,466)

Other income (expenses)
  Interest income                                740             15           1,081
  Rent income                                     --            983          14,992
  Interest expense                          (100,830)       (73,515)       (516,780)
  Gain (loss) on equity securities                --        243,465      (8,652,613)
  Gain (loss) on disposal of assets         (354,324)        (3,856)      2,925,638
  Provision for loan loss                         --       (222,562)       (528,342)
  Equity in (loss) of joint venture         (748,650)                      (748,650)
  Other income                                 1,776         10,618          84,565
                                         -----------    -----------    ------------
    Total other income (expense)          (1,201,288)       (44,852)     (7,420,109)
                                         -----------    -----------    ------------

Net income (loss) before extraordinary
 items and provision for income taxes     (3,894,356)    (5,242,591)    (23,341,575)
Provision for income taxes                        --             --      (1,793,033)
                                         -----------    -----------    ------------

Net income (loss) before
 extraordinary items                      (3,894,356)    (5,242,591)    (25,134,608)

Extraordinary items:
  Income tax benefit realized                     --             --       1,793,033
  Debt forgiveness                           278,552         26,176         441,683
                                         -----------    -----------    ------------
Net income (loss)                        $(3,615,804)   $(5,216,415)   $(22,899,892)
                                         -----------    -----------    ------------
                                                                    (Continued)

                              AGTsports, Inc.
                      (A Development Stage Company)
                 Consolidated Statements of Operations
                                  (Page 2)

                                                                     JANUARY 6, 1986
                                          YEARS ENDED SEPTEMBER 30, INCEPTION THROUGH
                                         --------------------------   SEPTEMBER 30,
                                            1996           1995            1996
                                         -----------    -----------    ------------
Net income (loss) per common share
    before extraordinary items           $      (.20)   $      (.71)   $      (6.12)

Extraordinary items per common share             .02            .01             .54
                                         -----------    -----------    ------------

Net income (loss) per common share       $      (.18)   $      (.70)   $      (5.58)
                                         -----------    -----------    ------------

Weighted average shares of
    common stock outstanding              19,616,641      7,432,297       4,106,286
                                         -----------    -----------    ------------
                                         -----------    -----------    ------------



See accompanying notes to consolidated financial statements.

                                AGTsports, Inc.
                         (A Development Stage Company)
          Consolidated Statements of Changes in Shareholder's Equity


                                        PREFERRED STOCK        COMMON STOCK                                             MEMORANDUM
                                      ------------------    ------------------   ADDITIONAL                                TOTAL
                                      NUMBER OF             NUMBER OF              PAID-IN    TREASURY   ACCUMULATED   SHAREHOLDERS'
                                       SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      STOCK     (DEFICIT)        EQUITY
                                      ---------   ------    ---------   ------   ----------   --------   -----------   -------------
Balance: January 6, 1986                     --   $   --           --    $ --    $       --   $     --   $        --    $        --

Balance: January 21, 1986                    --       --       30,000      30         5,970         --            --          6,000
  Issued common stock                        --       --       90,000      90       149,910         --            --        150,000
  Offering costs                             --       --           --      --        (7,257)        --            --         (7,257)
  Net loss                                   --       --           --      --            --         --        (5,247)        (5,247)
                                      ---------   ------      -------    ----    ----------   --------   -----------    -----------

Balance: September 30, 1986                  --       --      120,000     120       148,623         --        (5,247)       143,496
  Net loss                                   --       --           --      --            --         --       (44,583)       (44,583)
                                      ---------   ------      -------    ----    ----------   --------   -----------    -----------

Balance: September 30, 1987                  --       --      120,000     120       148,623         --       (49,830)        98,913
  Net loss                                   --       --           --      --            --         --       (98,913)       (98,913)
                                      ---------   ------      -------    ----    ----------   --------   -----------    -----------

Balance: September 30, 1988                  --       --      120,000     120       148,623         --      (148,743)            --
  Stock split: 3 to 1                        --       --           --      --            --         --            --             --
  Issued common stock to acquire
    subsidiaries                             --       --       99,943     100     5,534,840         --        (8,824)     5,526,116
  Shares purchased by subsidiary             --       --           --      --            --    (25,112)           --        (25,112)
                                      ---------   ------      -------    ----    ----------   --------   -----------    -----------

Balance: September 30, 1989                  --       --      219,943     220     5,683,463    (25,112)     (157,567)     5,501,004
  Reverse stock split: 15 to 1               --       --           --      --            --         --            --             --
  Issued common stock for services           --       --       14,801      15       167,231         --            --        167,246
  Issued common stock pursuant to
    debenture agreement                      --       --       60,000      60       649,940         --            --        650,000
  Issued common stock for investment
    in joint venture                         --       --       34,500      35       381,815         --            --        381,850
  Issued common stock for
    professional services                    --       --       60,000      60       649,940         --            --        650,000
  Issued common stock to settle
    litigation                               --       --        4,055       3        44,735         --            --         44,738
  Treasury stock activity                    --       --           --      --            --     25,112            --         25,112
  Stock split: 3 to 1                        --       --           --      --            --         --            --             --
  Net loss                                   --       --           --      --            --         --    (5,783,853)    (5,783,853)
                                      ---------   ------      -------    ----    ----------   --------   -----------    -----------

See accompanying notes to consolidated financial statements.         (Continued)


                                                         AGTsports, Inc.
                                                  (A Development Stage Company)
                                   Consolidated Statements of Changes in Shareholder's Equity
                                                            (Page 2)

                                           Preferred Stock          Common Stock
                                       ----------------------    -------------------   Additional
                                       Number of                  Number of              Paid-In       Treasury   Accumulated
                                        Shares       Amount         Shares    Amount     Capital        Stock      (Deficit)
                                       ---------   ----------    ---------    ------   -----------   ----------   -----------
Balance: September 30, 1990                   --   $       --      393,299     $  393   $ 7,577,124           --   $(5,941,420)
  Issued common stock to settle
   litigation                                 --           --        3,000          3        39,147           --            --
  Issued common stock to acquire
   intangible assets                          --           --    1,585,194      1,585     2,376,206           --            --
  Distribution declared pursuant to
   January 28, 1991 contract                  --           --           --         --    (6,142,907)          --            --
  Net income                                  --           --           --         --            --           --     4,545,160
                                       ---------   ----------    ---------     ------   -----------   ----------   -----------
Balance September 30, 1991                    --           --    1,981,493      1,981     3,849,570           --    (1,396,260)
  Issued common stock                         --           --      200,000        200       199,800           --            --
  Issued common stock for services            --           --      447,250        447       590,303           --            --
  Issued common stock to acquire
   intangible assets                          --           --      330,000        330       329,670           --            --
  Issued common stock through
   private placement                          --           --       42,750         43        85,457           --            --
  Net income                                  --           --           --         --            --           --    (1,267,987)
                                       ---------   ----------    ---------     ------   -----------   ----------   -----------
Balance: September 30, 1992                   --           --    3,001,493     3,001     5,054,800           --    (2,664,247)
  Issued common stock                         --           --      263,000       263       516,737           --            --
  Issued common stock for services            --           --      166,916       167       277,097           --            --
  Issued common stock to settle
   litigation                                 --           --       76,379        77       106,836           --            --
  Reverse stock split: 13 to 1                --           --           --        --            --           --            --
  Issued common stock to former
   BBBC stockholders                          --           --      161,401       161          (161)          --            --
  Issued common stock to acquire
   assets                                     --           --      200,000       200       199,800           --            --
  Issued preferred stock to treasury   1,000,000    4,000,000           --        --            --   (4,000,000)           --
  Cancellation of distribution
   declared                                   --          --            --        --     6,142,907           --            --
  Net income                                  --          --            --        --            --           --    (7,620,061)
                                       ---------   ----------    ---------    ------   -----------   ----------   -----------


                                           Memorandum
                                             Total
                                          Shareholders'
                                             Equity
                                          -------------
Balance: September 30, 1990               $ 1,636,097
  Issued common stock to settle
   litigation                                  39,150
  Issued common stock to acquire
   intangible assets                        2,377,791
  Distribution declared pursuant to
   January 28, 1991 contract               (6,142,907)
  Net income                                4,545,160
                                          -------------
Balance September 30, 1991                  2,455,291
  Issued common stock                         200,000
  Issued common stock for services            590,750
  Issued common stock to acquire
   intangible assets                          330,000
  Issued common stock through
   private placement                           85,500
  Net income                               (1,267,987)
                                          -------------
Balance: September 30, 1992                 2,393,554
  Issued common stock                         517,000
  Issued common stock for services            277,264
  Issued common stock to settle
   litigation                                 106,913
  Reverse stock split: 13 to 1                     --
  Issued common stock to former
   BBBC stockholders                               --
  Issued common stock to acquire
   assets                                     200,000
  Issued preferred stock to treasury               --
  Cancellation of distribution
   declared                                  6,142,907
  Net income                                (7,620,061)
                                          -------------

See accompanying notes to consolidated financial statements.    (Continued)

                               AGTsports, Inc.
                       (A Development Stage Company)
       Consolidated Statements of Changes in Shareholder's Equity
                                   (Page 3)

                                  PREFERRED STOCK        COMMON STOCK                                                 MEMORANDUM
                              ----------------------  ------------------   ADDITIONAL                                    TOTAL
                              NUMBER OF               NUMBER OF              PAID-IN       TREASURY     ACCUMULATED  SHAREHOLDERS'
                               SHARES       AMOUNT     SHARES    AMOUNT      CAPITAL        STOCK       (DEFICIT)        EQUITY
                              ---------  -----------  ---------  -------  ------------   -----------   ------------  -------------
Balance: September 30, 1993   1,000,000  $ 4,000,000  3,869,189  $ 3,869  $ 12,298,016   $(4,000,000)  $(10,284,308) $ 2,017,577
  Issued common stock                --           --     80,871       81       153,620            --             --      153,701
  Issued common stock for
   services                          --           --    907,237      907     1,901,355            --             --    1,902,262
  Issued common stock to
   settle obligations                --           --    305,827      306       522,139            --             --      522,445
  Issued common stock to
   acquire software                  --           --     33,000       33        58,955            --             --       58,988
                   activity          --           --         --       --            --        (6,860)            --       (6,860)
  Preferred stock split
   10 to 1                           --           --         --       --            --            --             --           --
  Net income                         --           --         --       --            --            --     (3,783,365)  (3,783,365)
                              ---------  -----------  ---------  -------    ----------   -----------   ------------  -----------
Balance: September 30, 1994   1,000,000    4,000,000  5,196,124    5,196    14,934,085    (4,006,860)   (14,067,673)     864,748
  Issued common stock                --           --  1,122,200    1,122       596,078            --             --      597,200
  Issued common stock for
   services                          --           --  1,539,875    1,540            --            --             --    1,397,942
  Issued common stock for
   debt settlement with
   employees                         --           --  2,186,023    2,186     1,396,402            --             --    1,169,508
  Issued common stock for
   debt and obligation
   settlement                        --           --    310,750      311       168,060            --             --      168,371
  Issued stock for territory
   acquisition                       --           --    225,000      225       129,850            --             --      130,075
  Issued common stock for
   VAST joint venture                --           --    700,000      700       867,300            --             --      868,000
  Return of preferred stock
   per AMIC settlement       (1,000,000)  (4,000,000)        --       --            --            --             --   (4,000,000)
  Treasury stock activity            --           --   (749,000)    (749)   (3,999,251)    3,990,140             --       (9,860)
  Net loss                           --           --         --       --            --            --     (5,216,415)  (5,216,415)
                              ---------  -----------  ---------  -------    ----------   -----------   ------------  -----------


        See accompanying notes to consolidated financial statements.

                                                         AGTsports, Inc.
                                                 (A Development Stage Company)
                                   Consolidated Statements of Changes in Shareholder's Equity
                                                             (Page 4)

                                    PREFERRED STOCK        COMMON STOCK                                              MEMORANDUM
                                  ------------------   ------------------   ADDITIONAL                                 TOTAL
                                  NUMBER OF             NUMBER OF             PAID-IN       TREASURY   ACCUMULATED  SHAREHOLDERS'
                                   SHARES    AMOUNT      SHARES    AMOUNT     CAPITAL        STOCK      (DEFICIT)      EQUITY
                                  ---------  -------   ----------  ------   -----------   ----------   -----------  -------------
Balance: September 30, 1995           --     $  --     10,530,972   $10,531 $15,259,846    $(16,720) $(19,284,088)  $(4,030,431)
  Issued common stock                                   2,599,855     2,600     609,650                                 612,250
  Issued common stock for services                      1,824,102     1,824     963,285                                 965,109
  Issued common stock for debt
   obligation settlement                                7,954,966     7,955   3,283,924                               3,291,879
  Issued stock for debt settlement
   with employees                                       1,020,701     1,021     742,505                                 743,526
  Net loss                                                                                             (3,615,804)   (3,615,804)
                                    ---      -----     ----------   ------- -----------    --------  ------------   -----------

Balance: September 30, 1996          --      $  --     23,930,596   $23,931 $20,859,210    $(16,720) $(22,899,892)  $(2,050,294)
                                    ---      -----     ----------   ------- -----------    --------  ------------   -----------
                                    ---      -----     ----------   ------- -----------    --------  ------------   -----------

                               AGTsports, Inc.
                       (A Development Stage Company)
        Consolidated Statements of Changes in Shareholders' Equity
                                  (Page 4)

                                  MEMORANDUM
                                     TOTAL       UNREALIZED   CUMULATIVE         TOTAL
                                 SHAREHOLDERS'    HOLDING     TRANSLATION    SHAREHOLDERS'
                                     EQUITY        GAIN       ADJUSTMENT        EQUITY
                                 -------------   ---------    -----------    -------------
Balance: January 6, 1986          $        --     $      --     $     --      $        --
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1986           143,496            --           --          143,496
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1987            98,913            --           --           98,913
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1988                --            --           --               --
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1989         5,501,004            --           --        5,501,004
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1990         1,636,097            --           --        1,636,097
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1991         2,455,291            --           --        2,455,291
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1992         2,393,554            --           --        2,393,554
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Balance: September 30, 1993         2,017,577            --           --        2,017,577
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Memorandum total shareholders'
 equity                               864,748            --           --          864,748
  Unrealized holding gain                  --     1,660,517           --        1,660,517
  Unrealized loss - foreign
   currency translation                    --            --       (8,893)          (8,893)
                                  -----------     ---------     --------      -----------
Balance: September 30, 1994           864,748     1,660,517       (8,893)       2,516,372
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Memorandum total shareholders'
   equity                          (4,030,431)           --           --       (4,030,431)
   Unrealized loss - foreign
      currency translation                 --            --      (11,191)         (11,191)
                                  -----------     ---------     --------      -----------
Balance: September 30, 1995       $(4,030,431)   $       --     $(11,191)     $(4,041,622)
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

Memorandum total shareholders'
 equity                            (2,033,471)           --           --       (2,033,471)
  Unrealized loss - foreign
   currency translation                    --            --      (16,823)         (16,823)
                                  -----------     ---------     --------      -----------
Balance: September 30, 1996       $(2,033,471)   $       --     $(16,823)     $(2,050,294)
                                  -----------     ---------     --------      -----------
                                  -----------     ---------     --------      -----------

See accompanying notes to consolidated financial statements.

                               AGTsports, Inc.
                        (A Development Stage Company)
                    Consolidated Statements of Cash Flows

                                                                           PERIOD FROM
                                              YEARS ENDED SEPTEMBER 30,   JANUARY 6, 1986
                                             ---------------------------  (INCEPTION) TO
                                                 1996           1995      SEPT. 30, 1996
                                             -----------    ------------  ---------------
Cash flows from operating activities
 Net income (loss)                           $(3,615,804)   $(5,216,415)   $(20,899,892)
 Adjustments to reconcile net income
   (Loss) to net cash provided by
    operating activities
     Depreciation and amortization               471,716        192,848       2,476,551
     (Gain) loss on disposal of assets           354,324          3,856      (2,676,183)
     Loss on sale of investments                      --             --          35,072
     Loss on equity securities                        --       (243,465)      4,973,015
     Write-down of investments to market              --             --       3,567,629
     Debt forgiven                                    --        (26,176)       (163,131)
     Territory management                             --             --         205,000
     Territory sales/reacquisition                    --      1,465,075         482,586
     Equity in loss of joint venture             748,650                        748,650
     Common stock issued for software                 --             --          58,988
     Common stock issued for services            965,109      1,397,942       5,925,974
     Common stock issued for obligation          848,056      1,337,879       2,744,293
     (Increase) decrease in accounts
      receivable                                      --             --        (335,000)
     (Increase) decrease in inventory                 --         40,812              --
     (Increase) decrease in other assets          22,234        263,994          58,859
     Increase (decrease) in accounts payable    (244,230)      (299,709)        130,695
     Increase (decrease) in accrued expenses    (270,936)       554,883         636,571
                                             -----------    -----------    ------------

Net cash used by operating activities           (720,881)      (528,476)     (4,022,324)

Cash flows from investing activities:
  Return of capital - limited partnership                            --         500,000
  Receipts from notes receivable                                     --          80,772
  Loans made                                                         --        (237,328)
  Purchase of assets                             (12,687)       (42,838)       (359,774)
  Purchase of stock in affiliate                                     --         (10,000)
  Proceeds from sale of investments                                  --         277,739
  Proceeds from insurance settlement               5,720             --          17,749
                                             -----------    -----------    ------------

Total cash flows from investing activities        (6,967)       (42,838)        276,125

Cash flows from financing activities:
  Proceeds from issuance of capital stock        612,250        597,200       2,314,394
  Payments on capital lease financing                 --        (10,000)        (20,976)
  Principal payments on notes payable             (8,000)       (14,000)         15,500
  Advances from affiliates                            --             --       1,421,542

                                                                             (Continued)

See accompanying notes to consolidated financial statements.

                               AGTsports, Inc.
                        (A Development Stage Company)
                   Consolidated Statements of Cash Flows
                                   (Page 2)

                                                                           PERIOD FROM
                                              YEARS ENDED SEPTEMBER 30,   JANUARY 6, 1986
                                             ---------------------------  (INCEPTION) TO
                                                 1996           1995      SEPT. 30, 1996
                                             -----------    ------------  ---------------
  Payments to affiliates                     $        --    $        --   $   (509,317)
  Advances from line of credit                        --          7,829        158,829
  Advances from notes payable                    172,500          6,000        439,000
                                             -----------    -----------    -----------

Total cash flows from financing activities       776,750        587,029      3,818,972
                                             -----------    -----------    -----------

Net increase in cash                              48,902         15,715         65,806

Cash at beginning of year                         16,904          1,189             --
                                             -----------    -----------    -----------

Cash at end of year                          $    65,806    $    16,904    $    65,806
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------

Financing activities not affecting cash:
                                                                           $   152,000
  Marketable securities received as
       contribution to capital               $              $        --    $  (152,000)

  Marketable securities contributed
       to capital                                                    --    $ 5,314,678

  Additional paid in capital received                                --    $(5,314,678)

  Additional paid in capital contributed                             --    $ 1,611,036

  Transfer assets to limited partnership and
       termination pursuant to agreement                    $(1,611,036)

  Issuance of common stock in exchange
       for investment in joint venture                      $   868,000    $   868,000

  Issuance of common stock in exchange for
    liability to issue common stock          $3,187,349                    $ 3,187,349

Supplemental information:

  Interest paid                              $   14,000     $    11,239
  Taxes paid                                                $    12,740


See accompanying notes to consolidated financial statements.

                                AGTSPORTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES BUSINESS HISTORY - AGTsports, Inc. (the "Company") was incorporated under the laws of the state of Colorado on January 6, 1986 as American Merger Control, Inc., and had no operations through April 30, 1989. In 1990 the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. (AGT). The Company has selected September 30th as its accounting and fiscal year end. During the fiscal year ended September 30, 1991, the Company began to pursue its current principal activity of providing technological and software services to golf and related industries.

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

In fiscal 1994 and fiscal 1995, the Company established two wholly-owned subsidiaries, AGTsports (Europe) Ltd. and ATsports Australia Pty. Ltd. Neither company ever achieved operational revenues and the Company discontinued their operations in fiscal 1996 to concentrate on markets within the U.S.

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

                                AGTSPORTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


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

FOREIGN CURRENCY TRANSLATION - The Company's primary functional currency is the U.S. dollar. For non-U.S. subsidiaries (primarily AGTaustralia Pty. Ltd.) whose functional currency is not the U.S. dollar, monetary assets and liabilities are translated at current year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled "Cumulative translation adjustment."

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

RESEARCH AND DEVELOPMENT COSTS - The policy of the Company is to expense research and development costs as incurred. Software products for which technological feasibility has been established will be capitalized when purchased. During the years ended September 30, 1996 and 1995, there were no charges to expense for research and development costs.

ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ such estimates and assumptions.

Estimates that are particularly sensitive to future change include legal and tax matters which are subject to change as events evolve and as additional information becomes available. In addition, significant estimates are involved in determining the estimated useful lives of the Company's fixed and intangible assets, and in assessing possible

                                AGTSPORTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


impairment relative to any of the Company's investments or long-lived assets. The carrying values of these assets are dependent upon Management's plans and intentions, and where it is economically desirable and feasible for the Company to concentrate its marketing efforts. Management believes that its estimates and assumptions provide a reasonable basis for the fair presentation of the Company's financial position and results of operations.

EARNINGS PER SHARE - Earnings per share have been computed based upon the weighted average number of shares outstanding during the year of 19,616,641 and 7,432,297 for the years ended September 30, 1996 and 1995, respectively. Common stock equivalents in the aggregate do not dilute earnings per share by more than 3%, therefore, no change is presented.

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

NOTE 2 - RELATED PARTY TRANSACTIONS

On September 15, 1995 the Company entered into a resolution agreement with a former affiliate, American Consolidated Growth Corporation (AMGC) to resolve related party activities and outstanding issues between the two companies from prior years. Pursuant to the Agreement, AMGC returned 1,000,000 preferred shares to AGT and forgave an accounts receivable of $671,000 in return for 40% of the then total outstanding and issued common shares of AGT. A second agreement, a joint venture between AGT, AMGC and Global Links Trading Ltd. (GLT) allowed for the payment by GLT of 10% overriding royalties on gross sales of GLT products to AMGC and AGT, respectively, in exchange for the transfer of 100% of AMGC's common AGT shareholdings to GLT and the transfer by AGT of certain non-U.S. contracts and resources to GLT. The common stock issued to AMGC was determined by the amount of debt owed by the Company, net of assets received, or 7,850,000 common shares. Such shares were issued in October 1995.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

At September 30, Property, Plant and Equipment are summarized by major classifications as follows:

                                AGTSPORTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)

                                         1996            1995
                                       ---------     -----------
  Computer Equipment                   $   7,477     $   359,993
  Equipment                               12,688          18,006
  Furniture and Fixtures                      --          66,384
  Players Software                       100,000         100,000
  Promotional Tape Library                    --          57,514
  Software Masters                        58,988         835,569
                                       ---------     -----------
                                         179,153       1,437,466
  Less Accumulated Depreciation
        and Amortization                (102,961)       (960,685)
                                       ---------     -----------
                                       $  76,192     $   476,781
                                       ---------     -----------
                                       ---------     -----------

The estimated useful lives of the listed assets is as follows:

Computer Equipment - 5 years          Players Software - 5 years
Equipment - 5 years                   Promotional Tape Library - 5 years
Furniture and Fixtures - 7 years      Software Masters - 5 years


NOTE 4 - INTANGIBLE ASSETS

On May 15, 1991, the Company entered into an agreement with ACGC to acquire the division of ACGC known as "Advance Golf Technologies" (AGT) by the issue of 1,585,194 (post-split) shares of the Company's common stock to ACGC. This transaction was valued at predecessor cost of $2,377,791. There was no write-up in asset value at May 15, 1991. Management valued this transaction at $1.50 per share which is based on a discounting of estimated market value. This intangible investment was amortized over five years on the straight line method.

NOTE 5 - LONG-TERM DEBT

Long-Term Debt consists of the following:

                                                    SEPTEMBER 30,
                                            -----------------------------
                                               1996                1995
                                            -----------          --------
Installment note payable at $737.52 per
 month plus 10% interest, collateralized
 by equipment                               $        --          $  3,500

Unsecured 90-Day Note payable at maturity
 plus 10% interest, collateralized by
 equipment                                           --             2,500

Unsecured Note, payable in full plus 10%
 interest at 5-30-94.  Past due and payable
 in full upon demand                             25,000            25,000

Unsecured Note, payable in full plus 10%
 interest upon demand                            61,226            61,226

                                AGTSPORTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


Unsecured Note, payable in full plus 10%
 interest upon demand                             2,000             2,000

Note payable secured by accounts receivable
 and revenues, payable in monthly payments
 of $12,336 or 1.34% of AGT's net operating
 revenues during the immediately preceding
 30 days, whichever is greater, but past due
 and therefore payable in full upon demand.
 Outstanding principal accrues interest
 at 7.5%                                      1,000,000         1,000,000

Unsecured Note, payable in full plus 15%
 interest at 5-27-95.  Past due and payable
 in full upon demand                                 --             2,000

Unsecured Note to related entity, payable
 in full by the issuance of 89,000 shares
 of common stock plus 15% interest payable
 in cash or stock                               113,120           113,120

Unsecured Note to related entity (Global
 Links Ltd.), 10% interest, payable in full
 June 30, 1997, convertible into the
 Company's common stock at $.125 per share      172,500                --

    Less amount due within one year          (1,373,846)         (348,142)
                                            -----------        ----------

    Long-term portion                       $        --        $  861,204
                                            -----------        ----------
                                            -----------        ----------

NOTE 6 - COMMITMENTS AND CONTINGENCIES

(a) At September 30, 1996, The Company has no operating leases whose term exceeds one year. For the years ended September 30, 1996 and 1995, rental expense amounted to $17,552 and $70,495, respectively.

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

                               AGTSPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


(d) In August 1995, the Securities and Exchange Commission initiated a formal private investigation regarding AGTsports, Inc. The SEC order authorizing the investigation, and subsequent investigatory efforts, seem to focus upon, among other things, the accuracy of public statements made by or about the Company, the price at which the stock of the Company has traded, and whether the stock of the Company was sold in violation of the registration provisions of the federal securities laws. However, no assurances can be given that the Company has a complete or accurate understanding of the scope of the SEC inquiry. The investigation continues, and the Company is cooperating with the SEC. No prediction or assurances can be given regarding the outcome of this inquiry.

(e) In the normal course of its business, the Company has entered into agreements with several golf associations to provide hardware and software computer components to the associations at no cost. In return, the associations agree to make the Company's optical scan cards the official score cards of the associations' tournament events and to assist the Company in various ways with its marketing efforts. Such agreements are generally for five year periods beginning in November 1995. The Company believes that it has satisfied all its obligations under these agreements.

(f) The Company has an agreement with one of its officers for the period August 1996 through December 2001. Annual base salary for calendar 1997 is to be $100,000 with annual increases of $50,000 thereafter. The Company has also entered into three additional employment agreements subsequent to September 30, 1996. Reference Note 12.

(g)  The Company has a commitment to a joint venture as further discussed in
Note 11.

NOTE 7 - REALIZATION OF ASSETS
As shown in the accompanying financial statements, the Company incurred a net loss of $3,615,806 and $5,216,415 during the years ended September 30, 1996 and 1995, respectively, and as of those dates, the Company's current liabilities exceeded its current assets by $2,203,044 and $1,741,408, respectively. These factors, as well as continued operating losses and lack of working capital, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Management of the Company plans continued pursuit of its existing operations and strategic alliances. Management of the Company will pursue to the best of its ability, the capitalization of the Company through equity investors, shareholder loans and cash generated from operations which include providing statistical information to individuals and limited sales of individual players system software. Management continues to explore revenue generating opportunities which utilize the proprietary software of the Company.

                               AGTSPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)

NOTE 8 - SECURITIES CHANGES

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

During the year ended September 30, 1995, the Company issued 700,000 shares of its common stock as a contribution to capital for 50% ownership in the Vision Applied Sports Technology joint venture (Reference Note 11 - Joint Venture). The transaction was valued at the estimated market value of the common stock calculated as the average of the bid and the ask prices for the period of issue discounted 45% due to being a block of restricted stock.

During the year ended September 30, 1996, the Company issued 2,599,855 shares of common stock to unrelated parties for $612,250 at per share prices ranging from $0.19 to $.76.

During the year ended September 30, 1996, the Company issued 1,824,102 shares of its common stock for services. Of this amount, 631,364 shares were to officers and directors with the balance to unrelated parties. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market. The transactions were valued at $965,109.

                               AGTSPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


During the year ended September 30, 1996, the Company issued 1,020,701 shares of its common stock to Company employees as settlement in lieu of cash payment for accrued wages and all debts outstanding which totalled $743,526. The transactions were valued by management as the total of the debt paid.

During the year ended September 30, 1996, the Company issued 7,954,966 shares of its common stock as payment for debts outstanding and other obligations which totalled $3,291,879. The transactions were valued by management as the total of the debt and obligations paid.


NOTE 9 - ACCRUED EXPENSES

Accrued Expenses are summarized by components as follows:

                                                September 30,
                                           ------------------------
                                              1996           1995
                                           ---------      ---------
     Accrued Payroll Expense               $ 169,961      $ 280,341
     Accrued Interest Payable                124,538         48,860
     Accrued Directors' Fees                 342,528        503,200
     Accrued Professional Expenses            --             75,562
                                           ---------      ---------
         Total                             $ 637,027      $ 907,963
                                           ---------      ---------
                                           ---------      ---------

NOTE 10 - COMPANY STOCK OPTION PLANS

During fiscal 1994 the Company's Board of Directors implemented a common stock compensation plan whereby each full-time employee of the Company employed at the current fiscal year end will be issued common stock of the Company during the first quarter following the fiscal year end. The value of the common stock is to be ten percent (10%) of the fiscal year normal hourly and salary wages (exclusive of profit sharing, bonus payments, commissions or any other form of compensation) paid to the employee. This is not a tax deferred plan. All compensation under this plan is treated as a taxable fringe benefit.

During fiscal 1994, the Company also implemented an employee common stock purchase plan whereby each employee has the option to purchase two-times the equivalent number of shares as calculated under the common stock compensation plan. The price of the shares is to be fifty percent (50%) of the average price per share calculated for the common stock compensation plan. This option must be exercised when the employee signs the Company Option Plan Agreement. This is not a tax deferred plan. Discounts to the employee are to be treated as taxable fringe benefits.

Activity under the stock compensation plan has been as follows. All shares shown as owed were issued in the first quarter of the following fiscal year.

                               AGTSPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


                                                Compensation
                                      Shares      Received
                                      ------    ------------
Stock owed for fiscal 1993            25,634       $44,834
Stock owed for fiscal 1994             2,684       $11,407
Stock owed for fiscal 1995            23,650       $53,213

Under the employee common stock purchase plan, there are 47,300 shares of common stock under option, of which 47,300 are exercisable at September 30, 1996, at an option price of $1.13 per share. No additional options were granted under this plan for fiscal 1996.

In August 1996, the Company's Board of Directors voted to terminate both of the stock plans effective immediately.

NOTE 11 - JOINT VENTURE AND COMMITMENT

In fiscal 1995, the Company entered into a joint venture with a South African company for the development, marketing and sales of the "Handwedge," a golf distance measuring device. The joint venture established Vision Applied Sports Technology (VAST), a company incorporated in the British Virgin Islands, with AGT as a fifty percent equity partner. Pursuant to the agreement, AGT is to provide marketing assistance and expertise and to secure a guarantee of payment to the manufacturer for the first 10,000 units produced. The investment in VAST is accounted for using the equity method of accounting based on the Company's cost basis.

The Company issued 700,000 shares of common stock restricted under section 144 during the year ended September 30, 1995 for the benefit of the joint venture. This stock may be used as collateral or to assist in other funding opportunities to finance the production and inventory of the units. The transaction was valued at the estimated market value of the common stock calculated as the average of the bid and the ask prices for the date of issue discounted 45% due to being a block of restricted stock.

At September 30, 1996, the Company's underlying equity in the joint venture declined because the market value of the common stock contributed to the joint venture had declined in value. Therefore, at September 30, 1996, the investment was reduced to an amount of $119,350.

NOTE 12 - SUBSEQUENT EVENTS

(a) In November 1996, the Company entered into an employment agreement with Gary
W. Crews, incoming President. The agreement is a five year contract with a performance-based compensation package including base salary, stock options and annual review provisions. On November 7, 1996, the Company issued 75,000 restricted common shares as a one-time incentive stock award for Mr. Crews joining the Company and for services rendered in November and December 1996 at a reduced salary.

                               AGTSPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)

(b) In November 1996 the Company entered into a three-year employment agreement with a former officer and director. The agreement requires the Company to pay an annual salary of $48,000.

(c) Subsequent to September 30, 1996, the Company entered into agreements with two of its stockholders, one who is a noteholder and the other who is a former officer and director, to settle certain indebtedness of the Company to these individuals. Pursuant to the terms of the agreement with the noteholder, this individual agreed to convert his debt of $1,000,000, related accrued interest and certain other rights into 3,500,000 restricted shares of the Company's common stock. With respect to the second individual, this individual agreed to forgive all debts owed, totaling approximately $342,217 for no consideration.

(d)  Subsequent to fiscal 1996, the Company acquired Tee Times of America, Inc.
(TTA) of Dallas, Texas for cash and shares of AGT common stock. In conjunction with the acquisition, the Company entered into an employment agreement with Mr. Kyle D. Ragsdale, former President of TTA. The agreement is a five year contract with performance-based compensation package including base salary, stock options and annual review provisions. The agreement authorizes a one-time incentive stock award for Mr. Ragsdale of 50,000 restricted common AGT shares for joining the Company.

(e) In January 1997, the Company accepted the resignation of the chief executive officer of AGTaustralia Pty. Ltd.

NOTE 13 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
The Company operates in one principal industry segment: providing technological and software services to golf and related industries.

Geographical financial information is as follows:

                                                  1996           1995
                                             ------------    -----------
Net sales to unaffiliated customers:
  Australia                                  $     61,176    $   192,500
  Europe                                               --        348,500
  United States                                       518         84,170
                                             ------------    -----------
    Total sales                              $     61,694    $   625,170
                                             ------------    -----------
                                             ------------    -----------

                                                  1996           1995
                                             ------------    -----------
Operating income:
  Australia                                  $   (519,241)   $  (124,738)
  Europe                                          (18,676)       (27,213)
  United States                                (2,230,923)    (5,045,788)
  Corporate-other income (expense)               (846,964)       (44,852)
                                             ------------    -----------
    Total income (loss) before extra-
     ordinary item and income taxes           $(3,615,804)   $(5,242,591)
                                             ------------    -----------
                                             ------------    -----------

                               AGTSPORTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (CONTINUED)


Identifiable assets:
  Australia                                  $         74    $   146,386
  Europe                                               --          5,302
  United States                                    15,783        431,164
  Corporate assets                                202,699      1,182,391
                                             ------------    -----------

    Total assets                             $    218,556    $ 1,765,243
                                             ------------    -----------
                                             ------------    -----------

There were no sales or transfers between geographic areas. Operating income consists of total net sales less operating expenses, and does not include either interest and other income, debt forgiveness, equity in loss of joint venture, or income taxes. U.S. operating income is net of corporate expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents in U.S. accounts, joint venture investments, and intangible assets. As discussed in Note 1, the Company discontinued its operations in Europe and Australia during late fiscal 1996.