Form 10KSB
period 1996-09-30
AGTSPORTS INC
filed 1997-02-14
CIK 791118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ending September 30, 1996
                         Commission File Number 0-21914

                                 AGTsports, Inc.
                ------------------------------------------------
               (Exact name of Issuer as specified in its charter)

          Colorado                                         84-1165916
    ----------------------                      -----------------------------
   (State of incorporation)                    (I.R.S. Employer Identification
                                                               No.)

           5082 East Hampden Avenue, Suite 234, Denver, Colorado 80222
           -----------------------------------------------------------
               (Address of principle executive offices) (Zip Code)


                                 (303) 220-8686
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

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

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 1996 was 23,950,596 shares. Transitional Small Business Disclosure (check one): Yes___ No _X_

                       Documents Incorporated by Reference
                                      None.

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



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

Item 1.  Description of Business.
-------  ------------------------

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

Item 2.  Properties
-------  ----------

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


Item 3.  Legal Proceedings
-------  -----------------

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

     As of the date of the filing of this report, the Company has not been the subject of any material legal proceedings other than as described above.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     During fiscal year ended September 30, 1996, there were no matters submitted to a vote of the Stockholders.


                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Market Information

     The Company's common stock, par value $.001 per share ("Common Stock") is traded in the over-the-counter market, NASDAQ, (OTC-BB) under the stock trading symbol "AGTP."



                                                               (1) Bid
                                                                   ---
          Quarter Ending            (2)     High            (3)    Low
          --------------                    ----                   ---
          September 30, 1996           $    0.37                   .25
          June 30, 1996                     0.37                   .25
          March 31, 1996                    0.25                   .18
          December 31, 1995                 0.44                   .37
          September 30, 1995                2.78                  1.87
          June 30, 1995                     1.15                  0.75
          March 31, 1995                    2.50                  1.50
          December 31, 1994                 2.62                  2.25
          September 30, 1994                4.75                  4.25 (4)

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

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
--------------------------------------------------------------------------------

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

Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     This response is submitted as a separate section of this report (see Consolidated Financial Statements Pages F-1 to F-23).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     There have been no disagreements with the Company's independent accountants on accounting or financial disclosure.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Item 10.  Executive Compensation
--------  ----------------------

     The following table sets forth the salary, bonus and other compensation approved by Board of Directors of the Company for the President and the Company's four other most highly compensated executive officers (the "named executive officers").

                                       SUMMARY COMPENSATION TABLE

Name and Position                   1996 Annual Compensation                    Long Term Compensation
                                    Salary       Stock Awards         Securities Underlying Options & Benefit Plans
                                    ------       ------------         ---------------------------------------------

B. Mack DeVine                      $25,000 (1)     250,000 (1)                         -0-
Acting Chairman and CEO
(May, 1996 to present)

T. Alan Walls                       $82,187          -                              357,143 (2)
President
(May, 1995 to May, 1996)

Robert Wetzel                       $18,979          -                               24,969
Secretary and Director
(May, 1991 to May, 1996)

Tom Eickenberry                     $25,384          -                               80,770 (3)
Assistant to the President
(May, 1995 to May 1996)

-------------------
(1) Indicates compensation paid to Mr. DeVine of DeVine & Associates, of Tampa, FL in fiscal 1996 for consulting services rendered from May of 1996 to August of 1996.
(2) Indicates compensation paid for prior year accrued salary in fiscal 1995 and an unexercised 300,000 share stock option at September 30, 1996.
(3) Indicates compensation paid for prior year accrued salary in fiscal 1995 and an unexercised 75,000 share stock option at September 30, 1996.

Other Compensation

     Additional compensation paid to officers of the Company during fiscal 1996 included salary and +expenses of $18,979 to Robert Wetzel, former Secretary. The compensation was paid as part of a settlement agreement which included accrued salary, accrued director fees and certain debt to equity conversions totaling a combined 491,500 restricted common AGTP shares. The shares were issued on September 17, 1996 at the fair market value of $.14 per share. The Company also issued Mr. Wetzel 24,969 common AGTP shares pursuant to the former employee benefit plans of the Company and the S-8 registration of February 1, 1996.

     On March 6, 1996, the Company issued 57,143 restricted common AGTP shares and 52,078 freetrading common AGTP shares to Mr. T. Alan Walls, former President. The shares were issued at the fair market value as determined by the Board of $.35 per share.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

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


Name and Address                                          Number of Shares Held     Percent of Class
----------------                                          ---------------------     ----------------

B. Mack DeVine, Acting Chairman and CEO                       250,000                   1.0 %
P.O. Box 620
Tampa, FL 33601

Gary Crews, Acting President                                  111,364   (a)              .4 %
5320 E. 89th Place
Tulsa, OK 74137

Cory J. Coppage, Secretary                                     50,000                    .2 %
7255 E. Quincy Ave, #550
Denver, CO  80237

Joe Lee, Director                                             141,000                    .1 %
4250 S. Olive Street, #216
Denver, CO 80237

Lou Coppage, Director                                         120,166                    .1 %
283 Kimbrough
Memphis, TN 38103

Global Links Trading, Ltd.                                  7,850,000 (b)              32.8 %
P.O. Box 301, Queens House
Don Road, St. Helier, Jersey, JE4 8UG
Channel Islands

Officers and Directors as a Group (five persons)              671,530  (c)             1.8 % (d)


(a). Mr. Crews accepted the position of President of the Company on November 1, 1996. The shares indicated include 75,000 common shares issued subsequent to September 30, 1996, in addition to shares received for consulting services provided to the Company during fiscal 1996.
(b). Represents the Company's largest shareholder and the joint venture project with AMGC, a former affiliate of the Company.
(c). and (d). Includes all shares depicted except for those shares held by Global Links Trading, Limited, who is neither an officer nor director.

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

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     During fiscal 1996, the Company issued a one year promissory note to Global Links Trading, Ltd., for $172,500 at ten percent interest payable annually. The note expires on June 30, 1997 and contains a conversion provision to common stock at a value of $.125 per share. (See Related Party Transactions in Notes to Consolidated Financial Statements - Note 5".)


                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

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

                        Consolidated Financial Statements

                               For the Year Ended
                               September 30, 1996

                                 AGTsports, Inc.
                          (A Development Stage Company)

                   Index to Consolidated Financial Statements


                                                                  Page
                                                                  ----

Report of Independent Certified Public Accountants             F-1

Financial Statements:

    Consolidated Balance Sheet:
       September 30, 1996                                      F-3

    Consolidated Statements of Operations:
       Years Ended September 30, 1996 and 1995                 F-4 to F-5

    Consolidated Statements of Changes in Shareholders'
       Equity: Years Ended September 30, 1996 and 1995         F-6 to F-10

    Consolidated Statements of Cash Flows:
       Years Ended September 30, 1996 and 1995                 F-11 to F-12

    Notes to the Consolidated Financial Statements:
       Years Ended September 30, 1996 and 1995                 F-13 to F-24

Supplemental Schedule:

    Valuation and Qualifying Accounts and Reserves             S-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Shareholders
AGTsports, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheet of AGTsports, Inc. (a Development Stage Company) as of September 30, 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended September 30, 1996 and 1995, and the 1995 and 1996 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 1996 and 1995 consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of AGTsports, Inc. (a Development Stage Company) as of September 30, 1996, and the results of its operations and its cash flows for the years ended September 30, 1996 and 1995, and the 1996 and 1995 amounts included in the cumulative amounts from inception (January 6, 1986) to September 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 7, the Company does not, as yet, have significant revenues from the sale of its product. As shown in the financial statements, the Company incurred a net loss of $(3,776,475) during the year ended September 30, 1996 and, as of that date, the Company had an accumulated deficit of $23,060,563. In addition, the Company has a net deficiency in working capital of $2,295,369.

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

                                                                    (Continued)

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule on S-1 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the 1996 and 1995 financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                Davis & Co.,  CPAs, P.C.


Englewood, Colorado
January 22, 1997

                                 AGTsports, Inc.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                               September 30, 1996

                                                                    1996
                                                                    ----

ASSETS
Current:
      Cash and cash equivalents                                  $    65,806
                                                                  ----------
           Total current assets                                       65,806

Fixed assets:
      Property, plant and equipment (Note 3)                         120,165
      Less: accumulated depreciation                                (102,961)
                                                                 -----------
           Total fixed assets                                         17,204

Other assets:
      Other assets                                                     4,100
      Intangibles - net (Note 4)                                       --
      Investment in joint venture                                    119,350
                                                                  ----------
           Total other assets                                        123,450
                                                                  ----------
           Total assets                                           $  206,460
                                                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
      Accounts payable - trade                                    $  190,914
      Accounts payable - other                                        78,063
      Long term debt - current portion (Note 5)                    1,373,846
      Accrued expenses (Note 9)                                      718,352
                                                                  ----------
           Total current liabilities                               2,361,175


Shareholders' Equity (Deficit):
      Preferred stock, $4.00 par value; 50,000,000
           shares authorized; -0- shares issued and
           outstanding as of September 30, 1996                           --
      Common stock, $.001 par value; 50,000,000
           shares authorized; 10,530,972 shares issued
           and 23,930,596 shares outstanding as of
           September 30, 1996                                         23,931
      Treasury stock                                                 (16,720)
      Additional paid-in capital                                  20,915,460
      Cumulative translation adjustment                              (16,823)
      Deficit accumulated during the development stage           (23,060,563)
                                                                 -----------
           Total shareholder's equity                             (2,154,715)
                                                                 -----------
           Total liabilities and shareholders' equity            $   206,460
                                                                 ===========




See accompanying notes to consolidated financial statements

                                                           AGTsports, Inc.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations


                                                            Years Ended September 30,                  January 6, 1986
                                                        -------------------------------               Inception through
                                                         1996                     1995                September 30, 1996
                                                        ------                   ------               ------------------
Revenue
    Territory sales                                    $                      $          --              $ 1,612,009
    Revenue                                                61,694                   625,170                2,229,471
                                                       ----------             -------------              -----------
                                                           61,694                   625,170                3,841,480

Expenses
    Cost of purchased goods for resale                                                  672                  162,378
    Salaries and director compensation                    644,239                   980,211                3,127,393
    Professional services                                 883,607                   998,571                3,489,861
    General and administrative                            359,016                   974,540                3,008,164
    Depreciation and amortization                         471,716                   192,848                2,476,551
    Advertising                                             1,151                    62,439                  305,880
    Contract services                                     351,479                 1,024,026                4,985,397
    Cost of unsuccessful offering                          56,860                     --                      56,860
    Travel and entertainment                              120,040                   124,527                  818,733
    Territory reacquisition                               --                      1,465,075                1,465,075
                                                      -----------             -------------              -----------
        Total expenses                                  2,888,108                 5,822,909               19,896,292
                                                      -----------             -------------              -----------

Operating income (loss)                                (2,826,414)               (5,197,739)             (16,054,812)

Other income (expenses)
    Interest income                                           740                        15                    1,081
    Rent income                                              --                         983                   14,992
    Interest expense                                     (105,142)                  (73,515)                (521,092)
    Gain (loss) on equity securities                         --                     243,465               (8,652,613)
    Gain (loss) on disposal of assets                    (354,324)                   (3,856)               2,925,638
    Provision for loan loss                                  --                    (222,562)                (528,342)
    Equity in (loss) of joint venture                    (748,650)                                          (748,650)
    Other income                                            1,776                    10,618                   84,565
                                                      -----------             -------------              -----------
        Total other income (expense)                   (1,205,600)                  (44,852)              (7,424,421)
                                                      -----------             -------------              -----------

Net income (loss) before extraordinary
    items and provision for income taxes               (4,032,014)               (5,242,591)             (23,479,233)
Provision for income taxes                                      --                       --               (1,793,033)
                                                      ------------            -------------              -----------

Net income (loss) before
    extraordinary items                                (4,032,014)               (5,242,591)             (25,272,266)

Extraordinary items:
    Income tax benefit realized                                --                        --                1,793,033
    Debt forgiveness                                      255,539                    26,176                  418,670
                                                      -----------             -------------             ------------

Net income (loss)                                      (3,776,475)              $(5,216,415)            $(23,060,563)
                                                      -----------             -------------             ------------

                                                                                                           (Continued)



                                                           AGTsports, Inc.
                                                    (A Development Stage Company)
                                                Consolidated Statements of Operations
                                                              (Page 2)



                                                      Years Ended September 30,                    January 6, 1986
                                                 ---------------------------------                Inception through
                                                   1996                     1995                  September 30, 1996
                                                 --------                 --------                ------------------

Net income (loss) per common share
    before extraordinary items                $        (.20)             $       (.71)                 $     (6.15)

Extraordinary items per common share                    .01                       .01                          .54
                                              -------------              ------------                 ------------

Net income (loss) per common share            $        (.19)             $       (.70)                 $     (5.61)
                                              -------------              ------------                  -----------

Weighted average shares of
    common stock outstanding                     19,616,641                 7,432,297                    4,106,286
                                              =============              ============                  ===========













See accompanying notes to consolidated financial statements.

                                                AGTsports, Inc.
                                         (A Development Stage Company)
                           Consolidated Statements of Changes in Shareholders' Equity


                                                    Preferred Stock                      Common Stock
                                             ---------------------------          ------------------------
                                              Number of                            Number of
                                               Shares             Amount            Shares           Amount
                                             ----------           ------          ----------         ------

Balance: January 6, 1986                         --              $   --                 --        $      --

Balance: January 21, 1986                        --                  --             30,000               30
   Issued common stock                           --                  --             90,000               90
   Offering costs                                --                  --                 --               --
   Net loss                                      --                  --                 --               --
                                              -----               -----            -------        ---------

Balance: September 30, 1986                      --                  --            120,000              120
   Net loss                                      --                  --                 --               --
                                              -----               -----            -------        ---------

Balance: September 30, 1987                      --                  --            120,000              120
   Net loss                                      --                  --                 --               --
                                              -----               -----            -------        ---------

Balance: September 30, 1988                      --                  --            120,000              120
   Stock split: 3 to 1                           --                  --                 --               --
   Issued common stock to acquire
      subsidiaries                               --                  --             99,943              100
   Shares purchased by subsidiary                --                  --                 --               --
                                               -----              -----            -------        ---------

Balance: September 30, 1989                      --                  --            219,943              220
   Reverse stock split: 15 to 1                  --                  --                 --               --
   Issued common stock for services              --                  --             14,801               15
   Issued common stock pursuant to
      debenture agreement                        --                  --             60,000               60
   Issued common stock for investment
      in joint venture                           --                  --             34,500               35
   Issued common stock for professional
      services                                   --                  --             60,000               60
   Issued common stock to settle
      litigation                                 --                  --              4,055                3
   Treasury stock activity                       --                  --                 --               --
   Stock split: 3 to 1                           --                  --                 --               --
   Net loss                                      --                  --                 --               --
                                              -----               -----            -------        ---------
                                                                                                (Continued)

See accompanying notes to consolidated financial statements.

                                                          F-6


                                                     AGTsports, Inc.
                                               (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity

                                                                                               Memorandum
                                                 Additional                                       Total
                                                  Paid-In        Treasury       Accumulated    Shareholders'
                                                  Capital          Stock         (Deficit)       Equity
                                                  -------          -----         ---------       ------
Balance: January 6, 1986                         $      --      $      --      $      --      $      --

Balance: January 21, 1986                              5,970           --             --            6,000
   Issued common stock                               149,910           --             --          150,000
   Offering costs                                     (7,257)          --             --           (7,257)
   Net loss                                             --             --           (5,247)        (5,247)
                                                  -----------    -----------    -----------    -----------

Balance: September 30, 1986                          148,623           --           (5,247)       143,496
   Net loss                                             --             --          (44,583)       (44,583)
                                                  -----------    -----------    -----------    -----------

Balance: September 30, 1987                          148,623           --          (49,830)        98,913
  Net loss                                              --             --          (98,913)       (98,913)
                                                 -----------    -----------    -----------    -----------

Balance: September 30, 1988                          148,623           --         (148,743)          --
  Stock split: 3 to 1                                   --             --             --             --
  Issued common stock to acquire
   subsidiaries                                    5,534,840           --           (8,824)     5,526,116
  Shares purchased by subsidiary                        --          (25,112)          --          (25,112)
                                                 -----------    -----------    -----------    -----------

Balance: September 30, 1989                        5,683,463        (25,112)      (157,567)     5,501,004
  Reverse stock split: 15 to 1                          --             --             --             --
  Issued common stock for services                   167,231           --             --          167,246
  Issued common stock pursuant to
    debenture agreement                              649,940           --             --          650,000
  Issued common stock for investment
    in joint venture                                 381,815           --             --          381,850
  Issued common stock for professional
    services                                         649,940           --             --          650,000
  Issued common stock to settle
    litigation                                        44,735           --             --           44,738
  Treasury stock activity                               --           25,112           --           25,112
  Stock split: 3 to 1                                   --             --             --             --
  Net loss                                              --             --       (5,783,853)    (5,783,853)
                                                -----------    -----------    -----------    -----------
                                                                                               (Continued)



                                                     ACTsports, Inc.
                                               (A Development Stage Company)
                               Consolidated Statements of Changes in Shareholders' Equity
                                                       (Page 2)

                                           Preferred Stock              Common Stock
                                         ---------------------       ------------------------
                                          Number of                   Number of
                                           Shares       Amount          Shares         Amount
                                         ----------     ------       -----------       ------


Balance: September 30, 1990                    --     $      --          393,299      $    393
   Issued common stock to settle
      litigation                               --            --            3,000             3
   Issued common stock to acquire
      intangible assets                        --            --        1,585,194         1,585
   Distribution declared pursuant to
      January 28, 1991 contract                --            --             --             --
   Net income                                  --            --             --             --
                                        -----------   -----------     ----------      ---------

Balance September 30, 1991                     --            --        1,981,493         1,981
   Issued common stock                         --            --          200,000           200
   Issued common stock for services            --            --          447,250           447
   Issued common stock to acquire
      intangible assets                        --            --          330,000           330
   Issued common stock through
      private placement                        --            --           42,750            43
   Net income                                  --            --             --             --
                                        -----------   -----------     ----------     ---------

Balance: September 30, 1992                    --            --        3,001,493         3,001
   Issued common stock                         --            --          263,000           263
   Issued common stock for services            --            --          166,916           167
   Issued common stock to settle
      litigation                               --            --           76,379            77
   Reverse stock split: 13 to 1                --            --             --             --
   Issued common stock to former
      BBBC stockholders                        --            --          161,401           161
   Issued common stock to acquire
      assets                                   --            --          200,000           200
   Issued preferred stock to treasury     1,000,000     4,000,000           --             --
   Cancellation of distribution
      declared                                 --            --             --             --
   Net income                                  --            --             --             --
                                        -----------   -----------     ----------    ---------
                                                                                   (Continued)

See accompanying notes to consolidated financial statements.

                                                   ACTsports, Inc.
                                               (A Development Stage Company)
                               Consolidated Statements of Changes in Shareholders' Equity
                                                       (Page 2)

                                                                                         Memorandum
                                           Additional                                       Total
                                            Paid-In        Treasury       Accumulated    Shareholders'
                                            Capital          Stock         (Deficit)       Equity
                                            -------          -----         ---------       ------

Balance: September 30, 1990               $ 7,577,124           --      $(5,941,420)   $ 1,636,097
   Issued common stock to settle
      litigation                               39,147           --             --           39,150
   Issued common stock to acquire
      intangible assets                     2,376,206           --             --        2,377,791
   Distribution declared pursuant to
      January 28, 1991 contract            (6,142,907)          --             --       (6,142,907)
   Net income                                    --             --        4,545,160      4,545,160
                                          -----------    -----------    -----------    -----------

Balance: September 30, 1991                 3,849,570           --       (1,396,260)     2,455,291
   Issued common stock                        199,800           --             --          200,000
   Issued common stock for services           590,303           --             --          590,750
   Issued common stock to acquire
       intangible assets                      329,670           --             --          330,000
   Issued common stock through
       private placement                       85,457           --             --           85,500
   Net income                                    --             --       (1,267,987)    (1,267,987)
                                          -----------    -----------    -----------    -----------

Balance: September 30, 1992                 5,054,800           --       (2,664,247)     2,393,554
   Issued common stock                        516,737           --             --          517,000
   Issued common stock for services           277,097           --             --          277,264
   Issued common stock to settle
       litigation                             106,836           --             --          106,913
   Reverse stock split: 13 to 1                  --             --             --             --
   Issued common stock to former
       BBBC stockholders                         (161)          --             --             --
   Issued common stock to acquire
       assets                                 199,800           --             --          200,000
   Issued preferred stock to treasure            --       (4,000,000)          --             --
   Cancellation of distribution
       declared                             6,142,907           --             --        6,142,907
   Net income                                   --              --       (7,620,061)    (7,620,061)
                                          -----------    -----------    -----------    -----------
                                                                                        (Continued)


See accompanying notes to consolidated financial statements.



                                                             AGTsports, Inc.
                                                      (A Development Stage Company)
                                       Consolidated Statements of Changes in Shareholders' Equity
                                                                (Page 3)


                                                      Preferred Stock                     Common Stock
                                             -----------------------------        ------------------------
                                              Number of                            Number of
                                               Shares             Amount            Shares           Amount
                                             ----------           ------          ----------         ------

Balance: September 30, 1993                   1,000,000         $4,000,000         3,869,189        $  3,869
   Issued common stock                               --                 --            80,871              81
   Issued common stock for services                  --                 --           907,237             907
   Issued common stock to settle
      obligations                                    --                 --           305,827             306
   Issued common stock to acquire
      software                                       --                 --            33,000              33
   Treasury stock activity                           --                 --                --              --
   Preferred stock split 10 to 1                     --                 --                --              --
   Net income                                        --                 --                --              --
                                              ---------          ---------         ---------           -----

Balance: September 30, 1994                   1,000,000          4,000,000         5,196,124           5,196
   Issued common stock                               --                 --         1,122,200           1,122
   Issued common stock for services                  --                 --         1,539,875           1,540
   Issued common stock for debt
      settlement with employees                      --                 --         2,186,023           2,186
   Issued common stock for debt and
      obligation settlement                          --                 --           310,750             311
   Issued stock for territory
      acquisition                                    --                 --           225,000             225
   Issued common stock for VAST
      joint venture                                  --                 --           700,000             700
   Return of preferred stock per
      AMGC settlement                        (1,000,000)        (4,000,000)               --              --
   Treasury stock activity                           --                 --          (749,000)           (749)
   Net loss                                          --                 --                --              --
                                            -----------        -----------     -------------    ------------



See accompanying notes to consolidated financial statements.



                                                              F-8

                                                           AGTsports, Inc.
                                                      (A Development Stage Company)
                                       Consolidated Statements of Changes in Shareholders' Equity
                                                                (Page 3)

                                                                                                  Memorandum
                                                Additional                                           Total
                                                  Paid-In       Treasury       Accumulated       Shareholders'
                                                  Capital         Stock         (Deficit)           Equity
                                                -----------     ---------    ---------------     -----------

Balance: September 30, 1993                    $12,298,016     $(4,000,000)     $(10,284,308)     $ 2,017,577
      Issued common stock                          153,620             --              --             153,701
      Issued common stock for services           1,901,355             --              --           1,902,262
      Issued common stock to settle
         obligations                               522,139             --              --             522,445
      Issued common stock to acquire
         software                                   58,955             --              --              58,988
      Treasury stock activity                          --           (6,860)            --              (6,860)
      Preferred stock split 10 to 1                    --              --              --                --
      Net income                                       --              --         (3,783,365)      (3,783,365)
                                               -----------     -----------      ------------      -----------

Balance: September 30, 1994                     14,934,085      (4,006,860)      (14,067,673)         864,748
   Issued common stock                             596,078             --              --             597,200
   Issued common stock for services              1,396,402             --              --           1,397,942
   Issued common stock for debt
      settlement with employees                  1,167,322             --              --           1,169,508
   Issued common stock for debt and
      obligation settlement                        168,060             --              --             168,371
   Issued stock for territory
      acquisition                                  129,850             --              --             130,075
   Issued common stock for VAST
      joint venture                                867,300             --              --             868,000
   Return of preferred stock per
      AMGC settlement                                  --              --              --          (4,000,000)
   Treasury stock activity                      (3,999,251)      3,990,140             --              (9,860)
   Net loss                                            --              --         (5,216,415)      (5,216,415)
                                               -----------      ----------      ------------       ----------

See accompanying notes to consolidated financial statements.

                                                 ACTsports, Inc.
                                         (A Development Stage Company)
                             Consolidated Statements of Changes in Shareholders' Equity
                                                    (Page 4)

                                                    Preferred Stock                     Common Stock
                                             -----------------------------        -------------------------
                                              Number of                            Number of
                                               Shares             Amount            Shares           Amount
                                             ----------           ------          ----------         ------

Balance: September 30, 1995                          --         $       --         10,530,972      $  10,531
   Stock options granted
   Issued common stock for cash                                                     2,599,855          2,600
   Issued common stock for services                                                 1,824,102          1,824
   Issued common stock to Global
      Links, Ltd. in October 1995
      pursuant to prior settlement
      with AMGC                                                                     7,850,000          7,850
   Issued common stock for debt
      obligation settlement                                                           104,966            105
   Issued stock for debt settlement
     with employees                                                                 1,020,701           1,021
   Net loss
                                                  ------          -------        ------------      ----------

Balance: September 30, 1996                           --         $     --          23,930,596      $   23,931
                                                  ======         =========       ============      ==========

See accompanying notes to consolidated financial statements.


                                             ACTsports, Inc.
                                     (A Development Stage Company)
                       Consolidated Statements of Changes in Shareholders' Equity
                                              (Page 4)

                                                                                     Memorandum
                                     Additional                                         Total
                                      Paid-In       Treasury       Accumulated       Shareholders'
                                      Capital         Stock         (Deficit)           Equity
                                     ----------     ---------    ---------------    ---------------

Balance: September 30, 1995          $15,259,846   $(16,720)       $(19,284,088)    $(4,030,431)
  Stock options granted                   56,250                                         56,250
  Issued common stock for cash           609,650                                        612,250
  Issued common stock for services       963,285                                        965,109
  Issued common stock to Global
     Links, Ltd. in October 1995
     pursuant to prior settlement
     with AMGC                         3,180,439                                      3,188,289
  Issued common stock for debt
     obligation settlement               103,485                                        103,590
  Issued stock for debt settlement
    with employees                       742,505                                        743,526
  Net loss                                                           (3,776,475)     (3,776,475)
                                      ----------    ---------       -----------      ----------

Balance: September 30, 1996          $20,915,460    $(16,720)      $(23,060,563)    $(2,137,892)
                                     ===========    ========       ============     ===========

See accompanying notes to consolidated financial statements.

                                                       AGTsports, Inc.
                                                (A Development Stage Company)
                                 Consolidated Statements of Changes in Shareholders' Equity
                                                          (Page 4)

                                                 Memorandum
                                                    Total         Unrealized      Cumulative         Total
                                                Shareholders'       Holding       Translation     Shareholders'
                                                   Equity            Gain          Adjustment       Equity
                                                ------------    --------------    -----------     -------------


Balance: January 6, 1986                        $      --       $         --      $      --       $      --
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1986                         143,496               --             --           143,496
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1987                          98,913               --             --            98,913
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1988                            --                 --             --              --
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1989                       5,501,004               --             --         5,501,004
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1990                       1,636,097               --             --         1,636,097
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1991                       2,455,291               --             --         2,455,291
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1992                       2,393,554               --             --         2,393,554
                                                ===========     ==============    ===========     ===========

Balance: September 30, 1993                       2,017,577               --             --         2,017,577
                                                ===========     ==============    ===========     ===========

Memorandum total shareholders'
   equity                                           864,748               --             --           864,748
   Unrealized holding gain                             --            1,660,517           --         1,660,517
   Unrealized loss - foreign
      currency translation                             --                 --           (8,893)         (8,893)
                                                -----------     --------------    -----------     -----------
Balance: September 30, 1994                         864,748          1,660,517         (8,893)      2,516,372
                                                ===========     ==============    ===========     ===========

Memorandum total shareholders'
   equity                                        (4,030,431)              --             --        (4,030,431)
   Unrealized loss - foreign
      currency translation                             --                 --          (11,191)        (11,191)
                                                -----------     --------------    -----------     -----------
Balance: September 30, 1995                     $(4,030,431)    $         --      $   (11,191)    $(4,041,622)
                                                ===========     ==============    ===========     ===========


Memorandum total shareholders'
   equity                                        (2,137,892)              --             --        (2,137,892)
   Unrealized loss - foreign
      currency translation                             --                 --          (16,823)        (16,823)
                                                -----------     --------------    -----------     -----------
Balance: September 30, 1996                     $(2,137,892)    $         --      $   (16,823)    $(2,154,715)
                                                ===========     ==============    ===========     ===========





See accompanying notes to consolidated financial statements.


                                                      AGTsports, Inc.
                                              (A Development Stage Company)
                                         Consolidated Statements of Cash Flows

                                                                                                  Period from
                                                                    Years Ended September 30,    January 6, 1986
                                                                  ----------------------------   (Inception) to
                                                                      1996            1995       Sept. 30, 1996
                                                                   ----------      ----------    --------------
Cash flows from operating activities
   Net income (loss)                                              $ (3,776,475)   $ (5,216,415)   $(23,060,563)
   Adjustments to reconcile net income
       (loss) to net cash provided by
       operating activities
          Depreciation and amortization                                471,716         192,848       2,476,551
          (Gain) loss on disposal of assets                            354,324           3,856      (2,676,183)
          Loss on sale of investments                                     --              --            35,072
          Loss on equity securities                                       --          (243,465)      4,973,015
          Write-down of investments to market                             --              --         3,567,629
          Debt forgiven                                                   --           (26,176)       (163,131)
          Territory management                                            --              --           205,000
          Territory sales/reacquisition                                   --         1,465,075         482,586
          Stock options                                                 56,250                          56,250
          Equity in loss of joint venture                              748,650                         748,650
          Common stock issued for software                                --              --            58,988
          Common stock issued for services                             965,109       1,397,942       5,925,974
          Common stock issued for obligation                           848,056       1,337,879       2,744,293
          (Increase) decrease in accounts
             receivable                                                   --              --          (335,000)
          (Increase) decrease in inventory                                --            40,812            --
          (Increase) decrease in other assets                           34,330         263,994          70,955
          Increase (decrease) in accounts payable                     (233,230)       (299,709)        149,694
          Increase (decrease) in accrued expenses                     (189,611)        554,883         717,896
                                                                  ------------    ------------    ------------

Net cash used by operating activities                                 (720,881)       (528,476)     (4,022,324)

Cash flows from investing activities:
   Return of capital - limited partnership                                                --           500,000
   Receipts from notes receivable                                                         --            80,772
   Loans made                                                                             --          (237,328)
   Purchase of assets                                                  (12,687)        (42,838)       (359,774)
   Purchase of stock in affiliate                                         --           (10,000)
   Proceeds from sale of investments                                                      --           277,739
   Proceeds from insurance settlement                                    5,720            --            17,749
                                                                  ------------    ------------    ------------

Total cash flows from investing activities                              (6,967)        (42,838)        269,158

Cash flows from financing activities:
   Proceeds from issuance of capital stock                             612,250         597,200       2,314,394
   Payments on capital lease financing                                    --           (10,000)        (20,976)
   Principal payments on notes payable                                  (8,000)        (14,000)         15,500
   Advances from affiliates                                               --              --         1,421,542

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

                                                     AGTsports, Inc.
                                              (A Development Stage Company)
                                          Consolidated Statements of Cash Flows
                                                      (Page 2)

                                                                                            Period from
                                                          Years Ended September 30,        January 6, 1986
                                                        ------------------------------     (Inception) to
                                                           1996               1995         Sept. 30, 1996
                                                        -----------       ------------     --------------
   Payments to affiliates                               $      --         $      --         $  (509,317)
   Advances from line of credit                                --               7,829           158,829
   Advances from notes payable                              172,500             6,000           439,000
                                                        -----------       -----------       -----------

Total cash flows from financing activities                  776,750           587,029         3,818,972
                                                        -----------       -----------       -----------

Net increase in cash                                         48,902            15,715            65,806

Cash at beginning of year                                    16,904             1,189              --
                                                        -----------       -----------       -----------

Cash at end of year                                     $    65,806       $    16,904       $    65,806
                                                        ===========       ===========       ===========

Financing activities not affecting cash:

   Marketable securities received as
       contribution to capital                                                              $   152,000

   Marketable securities contributed to capital         $                $      --          $  (152,000)

   Additional paid in capital received                                          --          $ 5,314,678

   Additional paid in capital contributed                                       --          $(5,314,678)

   Transfer assets to limited partnership and
       termination pursuant to agreement                                $(1,611,036)             --

   Issuance of common stock in exchange
       for investment in joint venture                                  $   868,000         $   868,000

   Issuance of common stock in exchange for
     liability to issue common stock                     $ 3,187,349                        $ 3,187,349

Supplemental information:

   Interest paid                                         $    14,000    $    11,239
   Taxes paid                                                           $    12,740






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

On May 15, 1991, the Company entered into an agreement with American Consolidated Growth Corporation (AMGC) to acquire the division of AMGC known as Advance Golf Technologies (AGT) by the issue of 1,585,194 (post-split) shares of AGT common stock to AMGC. The transaction was valued at predecessor cost. There was no write-up of the asset valuations from this transaction. Pursuant to this agreement, the Management of the Company formally established the "doing business as" or DBA name of Advance Golf Technologies. Through this transaction, AMGC gained substantial control over the Company. At September 30, 1994, AMGC owned 8.37% of the outstanding common stock of the Company. On September 15, 1995, the Company entered into a settlement agreement with AMGC which settled intercompany activities with AMGC. (Reference Note 2).

On March 16, 1992, the Company established an 80% owned subsidiary to operate under the name of "Advance Golf Technologies Systems, Inc." Advance Golf Technologies Systems, Inc. was incorporated under the laws of the state of Colorado. This affiliated company has not been capitalized or activated. Therefore it is not consolidated into these financial statements.

In fiscal 1994 and fiscal 1995, the Company established two wholly-owned subsidiaries, AGTsports (Europe) Ltd. and AGTsports Australia Pty. Ltd. During fiscal 1996, AGTsports Australia undertook an unsuccessful public offering which failed to meet the "minimum" and was abandoned in April 1996. Neither company ever achieved operational revenues and the Company has suspended their operations in fiscal 1996 due to lack of working capital in order to concentrate on markets within the U.S.

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

Property and Equipment - Fixed assets are carried at cost and are depreciated over their estimated useful lives utilizing the straight- line method of accounting. Reference Note 3 - Property, Plant and Equipment

Cash and Cash Equivalents - For the purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Research  and  Development  Costs - The  policy  of the  Company  is to  expense research and development costs as incurred. Software products for which technological feasibility has been established will be capitalized when purchased. During the years ended September 30, 1996 and 1995, there were no charges to expense for research and development costs.

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from such estimates and assumptions. Estimates that are particularly sensitive to future change include legal and tax matters which are subject to change as events evolve and as additional information becomes available. In addition, significant estimates are involved in determining the estimated useful lives of the Company's fixed and intangible assets, and in assessing possible impairment

                                 AGTsports Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Continued)


relative to any of the Company's investments or long-lived assets. The carrying values of these assets are dependent upon Management's plans and intentions, and where it is economically desirable and feasible for the Company to concentrate its marketing efforts. Management believes that its estimates and assumptions provide a reasonable basis for the fair presentation of the Company's financial position and results of operations.

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


NOTE 2 - RELATED PARTY TRANSACTIONS
-----------------------------------

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


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT
--------------------------------------

At September 30, 1996, Property, Plant and Equipment are summarized by major classifications as follows:

                                 AGTsports Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Continued)


                                                              1996
                                                           --------

  Computer Equipment                                       $  7,477
  Equipment                                                  12,688
  Players Software                                          100,000
                                                           --------
                                                            120,165
  Less Accumulated Depreciation
        and Amortization                                   (102,961)
                                                           --------

                                                           $ 17,204
                                                           ========

The estimated useful lives of the assets listed above is five years.

NOTE 4 - Intangible Assets
--------------------------

On May 15, 1991, the Company entered into an agreement with AMGC to acquire the division of AMGC known as "Advance Golf Technologies" (AGT) by the issue of 1,585,194 (post-split) shares of the Company's common stock to AMGC. This transaction was valued at predecessor cost of $2,377,791. There was no write-up in asset value at May 15, 1991. Management valued this transaction at $1.50 per share which is based on a discounting of estimated market value. This intangible investment was amortized over five years on the straight line method.

NOTE 5 - LONG-TERM DEBT
-----------------------

Long-Term Debt consists of the following:
                                                         September 30,
                                                             1996
                                                         -------------
Installment note payable at $737.52 per
   month plus 10% interest,
   collateralized by equipment                               $    --

Unsecured 90-Day Note payable at maturity
   plus 10% interest, collateralized
   by equipment                                                   --

Unsecured Note, payable in full plus 10%
   interest at 5-30-94.  Past due and
   payable in full upon demand                                25,000

Unsecured Note, payable in full plus 10%
   interest upon demand                                       61,226

Unsecured Note, payable in full plus 10%
   interest upon demand                                        2,000

                                 AGTsports Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Continued)



Note payable secured by accounts receivable
   and revenues, payable in monthly payments
   of $12,336 or 1.34% of AGT's net
   operating revenues during the immediately
   preceding 30 days, whichever is greater,
   but past due and therefore payable in
   full upon demand.  Outstanding
   principal accrues interest at 7.5% (Note 12c.)             1,000,000

Unsecured Note, payable in full plus
   15% interest at 5-27-95.  Past due
   and payable in full upon demand                                   --

Unsecured Note to related entity,
   payable in full by the issuance of
   89,000 shares of common stock plus
   15% interest payable in cash or stock                        113,120

Unsecured Note to related entity (Global
   Links Ltd.), 10% interest, payable in
   full June 30, 1997, convertible at holder's
   option into the Company's common stock
   at $.125 per share                                           172,500

       Less amount due within one year                       (1,373,846)
                                                             ----------


       Long-term portion                                     $    --
                                                             ==========


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

(a) At September 30, 1996, The Company has no operating leases whose term exceeds one year. For the years ended September 30, 1996 and 1995, rental expense amounted to $28,552 and $70,495, respectively.

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

(d) In August 1995, the Securities and Exchange Commission (SEC) initiated a formal private investigation regarding AGTsports, Inc. The SEC order authorizing the investigation, and subsequent investigatory efforts, seem to focus upon, among other things, the accuracy of public

                                 AGTsports Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Continued)


statements made by or about the Company, the price at which the stock of the Company has traded, and whether the stock of the Company was sold in violation of the registration provisions of the federal securities laws. However, no assurances can be given that the Company has a complete or accurate understanding of the scope of the SEC inquiry. The investigation continues, and the Company is cooperating with the SEC. No prediction or assurances can be given regarding the outcome of this inquiry.

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

(g) The Company had an employment agreement with a director of its Australian subsidiary. This employment agreement was for a period ending November 2000, and called for an annual base salary of Australian $105,000. As discussed in Note 12, this officer resigned in January 1997. The Company is attempting to negotiate a settlement agreement with this individual.

(h) The Company has a commitment to a joint venture as further discussed in Note 11.

NOTE 7 - REALIZATION OF ASSETS
------------------------------

As shown in the accompanying financial statements, the Company incurred a net loss of $3,776,475 and $5,216,415 during the years ended September 30, 1996 and 1995, respectively, and as of those dates, the Company's current liabilities exceeded its current assets by $2,295,369 and $1,741,408, respectively. These factors, as well as continued operating losses and lack of working capital, create an uncertainty as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 8 - SECURITIES CHANGES
---------------------------

During the year ended September 30, 1995, the Company issued 1,122,200 shares of common stock to unrelated parties for $597,200 at per share prices ranging from $0.50 to $1.00.

During the year ended September 30, 1995, the Company issued 1,539,875 shares of its common stock for services. The transactions were valued by management at the estimated fair market value as calculated by the average of the bid and the ask quotations discounted 45% since the stock issued was restricted and has a limited trading market. The transactions were valued at $1,397,942. Of this amount, $86,392 was to officers and directors with the balance to unrelated parties.

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

During the year ended September 30, 1996, the Company issued 104,966 shares of its common stock as payment for debts outstanding and other obligations which totalled $103,590. The transactions were valued by management as the total of the debt and obligations paid.

Pursuant to the Resolution Agreement of September 1995, the Company had an obligation to American Consolidated Growth Corporation (AMGC). In accordance with a subsequent joint venture agreement, per the request of AMGC, the Company satisfied the obligation to AMGC through the issuance of 7,850,000 shares of the Company's common stock to Global Links Trading, Ltd. in October 1995. See Note 2.

NOTE 9 - ACCRUED EXPENSES
-------------------------

Accrued Expenses are summarized by components as follows:

                                                    September 30,
                                                        1996
                                                    -------------

     Accrued Compensation                              $589,502
     Accrued Interest Payable                           128,850
                                                       --------

         Total                                         $718,352
                                                       ========


NOTE 10 - STOCK OPTIONS
-----------------------

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

Activity under the stock compensation plan has been as follows. All shares shown as owed were issued in the first quarter of the following fiscal year and are included as common stock issued for services in the "Statement of Changes in Shareholders' Equity".
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

In December 1996, the Company's Board of Directors voted to terminate both of the stock plans effective immediately.

In addition, during 1995 the Company granted compensatory stock options to an officer and another employee to purchase a total of 375,000 shares of the Company's common stock at a price of $.35 per share. These options were immediately exercisable and expire in September 1998. To date, none of these options have been exercised.

NOTE 11 - JOINT VENTURE AND COMMITMENT
--------------------------------------

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

As of January 1997, the Company is attempting to negotiate a new agreement with the other joint venturer which would replace the existing agreement.

NOTE 12- SUBSEQUENT EVENTS
--------------------------

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

NOTE 13 - INCOME TAXES
----------------------

Under SFAS 109, "Accounting for Income Taxes", deferred tax assets and liabilities are generally determined based on the difference between the financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are

                                 AGTsports Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Continued)


expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more-likely-than-not. The Company has provided a full valuation allowance for its deferred tax asset because its realization is not considered more-likely-than-not.

Usage of the Company's net operating losses may be limited based on IRS Code Sec. 382. This code section limits the use of prechange losses whenever a stock ownership change of more than 50% occurs within the "testing period", which is generally a three-year period.

Net operating loss carryforwards for tax purposes expire as follows:

          Fiscal Year                                    Amount
          -----------                                    ------

              2005                                    $ 1,376,000
              2007                                      1,182,000
              2008                                      7,589,000
              2009                                      3,789,000
              2010                                      5,206,000
              2011                                      3,756,000
                                                      -----------
                                                      $22,898,000
                                                      ===========

NOTE 14 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION
-----------------------------------------------------

The Company operates in one principal industry segment: providing technological and software services to golf and related industries.

Geographical financial information is as follows:


                                                1996                 1995
                                                ----                 ----
Net sales to unaffiliated customers:
     Australia                                 $61,176             $192,500
     Europe                                         --              348,500
     United States                                 518               84,170
                                               -------             --------
          Total sales                          $61,694             $625,170
                                               =======             ========

                                                  1996                  1995
                                                  ----                  ----

Operating income:
     Australia                                  $  (519,241)       $  (124,738)
     Europe                                         (18,676)           (27,213)
     United States                               (2,394,522)        (5,045,788)
     Corporate-other income (expense)            (1,099,575)           (44,852)
                                                -----------        -----------
          Total income (loss) before extra-
             ordinary item and income taxes     $(4,032,014)       $(5,242,591)
                                                ===========        ===========

Identifiable assets:
     Australia                                  $        74        $   146,386
     Europe                                              --              5,302
     United States                                   14,248            431,164
     Corporate assets                               192,138          1,182,391
                                                -----------        -----------

          Total assets                          $   206,460        $ 1,765,243
                                                ===========        ===========

                                 AGTsports Inc.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Continued)



There were no sales or transfers between geographic areas. Operating income consists of total net sales less operating expenses, and does not include either interest and other income, debt forgiveness, equity in loss of joint venture, or income taxes, which are considered corporate expenses. U.S. operating income is net of corporate expenses. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. Corporate assets include cash and cash equivalents in U.S. accounts, joint venture investments, and intangible assets. As discussed in Note 1, the Company suspended its operations in Europe in 1995 and in Australia during late fiscal 1996.


                           AGTsports, Inc.                                                            Schedule II
                 Valuation and Qualifying Accounts and Reserves



     Column A                     Column B                  Column C                     Column D          Column E
     --------                     --------                  --------                     --------          --------
                                                            Additions
                                  Balance at        Charged          Charged to
                                  beginning         to costs/       other accounts                         Balance at
     Description                  of period         expenses          (describe)        Deductions       end of period
     -----------                  ---------         --------          ----------        ----------       -------------

For the year ended
  September 30, 1996:
  -------------------
Allowance for uncollectible
    accounts:

    Other receivables             $222,562                                               $222,562           $     --

For the year ended
  September 30, 1995:
  -------------------
Allowance for uncollectible
    accounts:

    Due from related party        $305,780        $                   $                   $305,780          $     --

    Other receivables                   --          222,562                                                  222,562










The accompanying notes are a part of this schedule.



                                                         S-1