Form 10QSB
period 1996-12-31
AGTSPORTS INC
filed 1997-02-19
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 1996

                         Commission File Number 0-16447


                                 AGTsports, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                           84-1165916
   -----------------------                          -------------------------
  (State of incorporation)                         (I.R.S. Employer ID Number)


                5082 East Hampden Avenue, #234, Denver, CO 80222
                -------------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (303) 220-8686
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]




As of December 31, 1996, 24,005,596 common shares, $0.10 par value per share, were outstanding.

                                 AGTsports, Inc.


                                      INDEX


Part I   FINANCIAL INFORMATION

    Item 1.  Consolidated Balance Sheets                                  3
                      December 31, 1996 and September 30, 1996

                      Consolidated Statements of Operations               4
                      Three Months Ended December 31, 1996 and 1995

                      Consolidated Statements of Cash Flows               5
                      Three Months Ended December 31, 1996 and 1995


    Item 2.  Management's Discussion and Analysis                         6



Part II                    OTHER INFORMATION

    Item 1.  Legal Proceedings                                            7

    Item 2.  Changes in Securities                                        7

    Item 3.  Default on Senior Securities                                 7

    Item 4.  Submission of Matters to a Vote of Security Holders          7

    Item 5.  Other Information                                            8

    Item 6.  Exhibits and Reports on Form 8-K                             8


Part III          SIGNATURES                                              9



Exhibit  27

PART 1, ITEM 1.                         AGTsports, Inc.
                                (and Wholly Owned Subsidiaries)

                                   CONSOLIDATED BALANCE SHEET

                                               ASSETS

                                                                   December 31,   September 30,
                                                                       1996          1996
                                                                   ------------   ------------
                                                                   (unaudited)
Current assets
         Cash                                                     $     16,486    $     65,806
                                                                  ------------    ------------
            Total current assets                                        16,486          65,806

Fixed Assets, net                                                 $     16,470    $     17,204
                                                                  ------------    ------------
                 Total Fixed Assets                                     16,470          17,204

Other Assets:
Other assets                                                             4,100           4,100
Investment in Joint Venture                                            119,350         119,350
                                                                  ------------    ------------
            Total Other Assets                                    $    123,450    $    123,450

            Total Assets                                          $    156,406         206,460
                                                                  ------------    ------------


     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                         $    270,659         268,977
         Accrued expenses                                              747,862         718,352
         Long term debt - current portion                            1,373,846       1,373,846
                                                                  ------------    ------------
             Total current liabilities                               2,392,367       2,361,175
                                                                  ------------    ------------



Stockholders' Equity (Deficit):
         Preferred Stock, $4.00 par value; 50,000,000
         Authorized; No shares issued and outstanding
         As of December 31, 1996                                  $      -0-             -0-
         Common Stock, $.001 par value;
             50,000,000 shares authorized
             24,005,596 shares issued and outstanding
             as of December 31, 1996, and 23,930,596
             issued and outstanding as of September 30, 1996            24,006          23,931
         Treasury Stock                                                (16,720)        (16,720)
         Additional paid-in capital                                 20,945,598    $ 20,915,460
         Cumulative translation adjustment                             (16,823)        (16,823)
         Accumulated deficit                                       (23,172,022)    (23,060,563)
                                                                  ------------    ------------
                                                                    (2,235,961)    ( 2,154,715)
                                                                  ------------    ------------
Total liabilities and shareholders' deficit                       $    156,406    $    206,460
                                                                  ------------    ------------


                                                 3

                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)



                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                      December 31,

                                                 1996            1995
                                                 ----            ----

Revenues                                       $    -0-       $  31,892

Direct expenses                                     -0-         249,531
                                               --------       ---------
Gross margin                                        -0-        (217,639)

Other expenses
   General and administrative expenses           81,215         197,133
   Depreciation and amortization                    734         175,690
   Interest                                      29,510          30,917
                                               --------       ---------
                                                111,459         403,740

Income (Loss) from continuing operations      $(111,459)      $(621,379)
                                              ---------       ---------

Income (loss) per common share
 From Continuing Operations                   $   (.001)      $    (.03)

Weighted average shares
 of common stock outstanding                 23,968,096      18,592,366

                                    AGTsports, Inc.
                           (and Wholly Owned Subsidiaries)

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                                              Three Months Ended
                                                                                    December 31,

                                                                             1996                  1995
                                                                             ----                  ----
Cash Flows From Operating Activities
  Net loss                                                               $ (111,459)          $  (621,379)
  Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                          734               175,690
              Common Stock issued for Services                               -0-                   22,069

         Common Stock issued for Obligations                                 -0-                3,188,289
Common Stock issued for Investment                                           30,213               736,711
         (Increase) Decrease in Other Assets                                 -0-                 (621,454)
              Increase (Decrease) in Accounts Payable                        -0-                   15,245
              Increase (Decrease) in Other Liabilities                       -0-               (2,994,578)
                  Other assets                                               -0-                      -0-
                  Accounts payable and accrued liabilities                   31,192                   -0-
                  Accrued wages                                              -0-                      -0-
                                                                         ----------           -----------

                  Net Cash Provided (Used) in
                   operating activities                                  $  (49,320)          $   (99,407)

Cash Flows From Investing Activities                                         -0-                      -0-

 Cash Flows From Financing Activities:
  Principal payments on long-term debt                                                             (3,500)
  Proceeds from issuance of Capital Stock                                    -0-                  210,250
                  Net cash provided by (used in)
                   financing activities                                      -0-              $   206,750

Net increase (decrease) in cash                                             (49,320)              107,343

Cash at September 30, 1996                                                   65,806                16,904
                                                                         ----------           -----------
Cash at December 31, 1996                                                $   16,486               124,247
                                                                         ----------           -----------



                                            5

                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended September 30, 1996.

ITEM 2:  Management's Discussion and Analysis

     In the fiscal quarter ending December 31, 1996, the Company was primarily engaged in the restructuring of operations and the financial development of its planned U.S. reservation tee times business. AGT is positioning itself to become a national provider of golf course software management systems. The Company also provides products and consulting services to the golf industry. AGT is the "Official Technology Partner" of the Ladies Professional Golf Association (LPGA) and is in the final stages of developing a state of the art wireless scoring system which, when completed, will become The LPGA Official Scoring System.

For the three month period ended December 31, 1996, the Company had no revenues and a net loss of ($111,459). The loss was attributed to costs associated with restructuring the Company. In the opinion of management, the Company has improved significantly as compared to the same period last year. During the quarter ended December 31, 1996, the Company successfully obtained new management, divested itself of non-producing assets, and entered into negotiations with third parties to reduce short term debt and to acquire two private golf technology companies. Although no assurance can be provided the acquisitions will be successfully completed, the Company believes the addition of the existing related technologies and business relationships will have a material favorable impact on AGT operating cash flow and profitability on a going-forward basis.

During the quarter ended December 31, 1996, the Company entered into a "letter of intent to purchase" with Tee Times of America, Inc., (TTA) and J. M. Golf
(JMG). The terms of the proposed transactions include the transfer of the TTA and JMG technology and accounts to AGT in return for shares of the issued and outstanding common stock of AGT and the assumption of certain debt. Although no assurance can be provided the transaction will be closed successfully, management believes the transactions represent an important opportunity for the Company to improve asset value and to increase shareholder value. During the period, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. In the fiscal year ending September 30, 1996, such efforts included the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.

Liquidity and Capital Resources

Cash and cash equivalent's balance on December 31, 1996 was $16,486.

Provided new sources of working capital can be secured, in the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.



PART II.
ITEM 1.  Legal Proceedings


     During the quarter ended December 31, 1996, the Company was not a party to, nor aware of, any material legal proceedings involving the Company.


ITEM 2.  Changes in Securities

     There were no material changes in Securities during the Quarter ended December 31, 1996.

ITEM 3.  Default on Senior Securities.

     As of December 31, 1996, the Company is in arrears on $1,225,000 in notes payable and related interest and is negotiating for the settlement and conversion of this amount with third parties into restricted common AGTP stock and/or long term promissory notes. See Item 5 below.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.  Other Information.

     Subsequent to the Quarter ended December 31, 1996, the Company "Closed" the following material transactions:


     The liquidation of $1,200,000 of debt and related interest in addition to recovering certain franchise rights from a major creditor through the issuance of 3,500,000 "restricted" common shares of the Company's stock.

     The acquisition of TeeTimes of America, an operating golf course software management company for "restricted" common shares of the Company's stock and certain debt assumption/reduction.

     The assets of J.M. Golf Company for "restricted" common shares of the Company's stock. The primary asset of J.M. Golf acquired was the "Micro Caddie"; a golf cart mounted distance measuring device which will be marketed by AGT to improve the timeliness and quality of play at golf courses.

Management believes that these acquisitions have provided the Company with the basis to become a "factor" in the golf course software management industry primarily due the acquired "customer base" and the Company's "Microsoft Windows" based tee time reservation software.

As of December 31, 1996, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.



ITEM 6.  Exhibits and Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AGTsports, Inc.

Dated:  February 19, 1997                     By:  /s/ B. Mack DeVine
                                                   ----------------------------
                                                   B. Mack DeVine
                                                   President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  February 19, 1997                      By:  /s/ B. Mack DeVine
                                                   ----------------------------
                                                   B. Mack DeVine
                                                   President


Dated:  February 19, 1997                      By:  /s/ Cory J. Coppage
                                                   ----------------------------
                                                   Cory J. Coppage
                                                   Secretary