Form 10QSB
period 1997-03-31
AGTSPORTS INC
filed 1997-05-20
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 1997

                         Commission File Number 0-16447


                                 AGTsports, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Colorado                                   84-1022287
      -----------------------                     -------------------------
     (State of incorporation)                    (I.R.S. Employer ID Number)


    5082 East Hampden Avenue, #234, Denver, CO                80222
    ------------------------------------------               --------
    (Address of principal  executive  offices)              (zip code)


                                 (303) 220-8686
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes [ X ]          No [  ]




As of March 31, 1997; 29,518,172 common shares, $0.10 par value per share, were outstanding.

                                 AGTsports, Inc.


                                      INDEX


Part I FINANCIAL INFORMATION

     Item 1. Consolidated Balance Sheets                            3
             March 31, 1997 and September 30, 1996

             Consolidated Statements of Operations                  4
             Three Months Ended March 31, 1997 and 1996

             Consolidated Statements of Cash Flows                  5
             Three Months Ended March 31, 1997 and 1996

     Item 2. Management's Discussion and Analysis                6, 7



Part II OTHER INFORMATION

     Item 1. Legal Proceedings                                      8

     Item 2. Changes in Securities                                  8

     Item 3. Default on Senior Securities                           8

     Item 4. Submission of Matters to a Vote of Security Holders    8

     Item 5. Other Information                                      8

     Item 6. Exhibits and Reports on Form 8-K                       8


     Part III SIGNATURES                                            9

              Exhibit 27                                           10

PART 1,  ITEM 1.

                                           AGTsports, Inc.
                                  (and Wholly Owned Subsidiaries)

                                    CONSOLIDATED BALANCE SHEET
                                              ASSETS

                                                               March 31, 1997    September 30,1996
                                                               --------------    -----------------
                                                               (unaudited)
Assets:
Current assets
         Cash                                                 $      9,609        $     65,806
         Accounts Receivable                                        27,446                -0-
         Inventory                                                   3,169                -0-
                                                               -----------         -----------
Total current assets                                          $     40,224        $     65,806
                                                               -----------

Fixed Assets, net                                             $     83,543        $     17,204
-----------------                                              -----------         -----------

Other Assets:
-------------
Prepaid Expenses                                              $      7,477        $       -0-
Patents                                                            119,559        $       -0-
Other assets                                                         4,100               4,100
Investment in Joint Venture                                        119,350             119,350
   Total Other Assets                                         $    250,486        $    123,450

            Total Assets                                      $    374,253        $    206,460
                                                               -----------         -----------


                     LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                     $    281,026        $    268,977
         Accrued expenses                                          563,125             718,352
         Long term debt - current portion                          331,346           1,373,846
                                                               -----------         -----------
             Total current liabilities                        $  1,175,497        $  2,361,175
                                                               -----------         -----------

Stockholders' Equity (Deficit):
         Preferred Stock, $4.00 par value; 50,000,000
         Authorized; No shares issued and outstanding
         As of December 31, 1996                              $        -0-        $       -0-
Common Stock, $.001 par value;
         50,000,000 shares authorized
         29,518,172 shares issued and outstanding
         as of March 31, 1997, and 23,930,596
         issued and outstanding as of September 30, 1996            29,518              23,931
Treasury Stock                                                     (16,720)            (16,720)
Additional paid-in capital                                    $ 22,653,473        $ 20,915,460
Cumulative translation adjustment                                  (16,823)            (16,823)
Accumulated deficit                                            (23,450,692)        (23,060,563)
                                                                ----------          ----------
                                                                  (801,244)         (2,154,715)
                                                                ----------          ----------
Total liabilities and shareholders' deficit                   $    374,253        $    206,460
                                                                ----------          ----------



                                                    3



                                                  AGTsports, Inc.
                                          (and Wholly Owned Subsidiaries)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                     Three Months Ended                     Six Months Ended
                                                           March 31                             March 31
                                                     ------------------                     -----------------
                                                 1997               1996                1997                1996
                                                 ----               ----                ----                ----

Operating Revenues                          $     18,039        $     27,429        $     18,039        $     59,321
------------------

Expenses:
---------
Salaries and Wages                                51,874             106,915              61,557             293,403
Professional Services                             16,401             853,148              44,935             919,005
General and administrative expenses               25,103             108,577              49,451             274,086
Depreciation and amortization                        734             178,741               3,833             354,430
Research and Development                          14,284                 -0-              35,536                 -0-
Travel and Entertainment                          16,162              46,023              26,976              76,612
                                            ------------        ------------        ------------        ------------
         Total Expenses                          124,558           1,293,404             222,288           1,917,536

Operating Income (Loss)                         (106,519)         (1,265,975)           (204,249)         (1,858,215)

Other Income (Expenses)
Interest                                         (12,831)            (13,952)             44,746             (44,869)
Other                                                -0-                 439                 -0-               2,215
                                            ------------        ------------        ------------        ------------
Total Other Income (Expenses)                    (12,831)            (13,513)             44,746             (42,654)

Net Income (Loss) Before Extraordinary
 Items And Provision for Income Taxes           (119,350)         (1,279,488)           (248,995)         (1,900,869)
Extraordinary Items                                  -0-               5,150                 -0-               5,150
                                            ------------        ------------        ------------        ------------
Net Income (Loss)                               (119,350)         (1,274,338)           (248,995)         (1,895,719)

Income (loss) per common share
Before Extraordinary Items                           -0-                (.07)               (.01)               (.10)

Extraordinary Items Per Common Share                 -0-                 -0-                 -0-                 -0-

Net Income (loss) per Common Share                   -0-                (.07)               (.01)               (.10)

Weighted Average Shares
of Common Stock Outstanding                   29,518,172          19,201,072          29,518,172          19,809,777




                                                              4

                                                 AGTsports, Inc.
                                          (and Wholly Owned Subsidiaries)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                                                  Three Months Ended
                                                                                      December 31,
                                                                                  ------------------

                                                                                 1997                 1996
                                                                                 ----                 ----
Cash Flows From Operating Activities
  Net loss                                                                   $  (248,995)          $(1,895,718)
Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                             3,833               354,430
              Common Stock issued for Services                                       -0-               655,233
         Common Stock issued for Obligations                                   1,200,000             3,766,934

              Common Stock issued for Investment                                     -0-                   -0-
         Forgiveness of Debt                                                         -0-                (5,150)
         (Increase) Decrease in Other Assets                                     128,561                73,783
              Increase (Decrease) in Accounts Payable                            (12,192)               59,974
              Increase (Decrease) in Other Liabilities                        (1,200,000)           (3,537,460)
                                                                             -----------           -----------
             Net Cash Provided (Used) in operating activities                   (128,793)             (527,974)

Cash Flows From Investing Activities                                                 -0-               (63,814)

 Cash Flows From Financing Activities:
  Principal payments on long-term debt                                          (108,659)               (8,000)
  Proceeds from issuance of Capital Stock                                        230,575               617,875
                                                                                                   -----------
                  Net cash provided by (used in) financing activities            121,916               609,875

Net increase (decrease) in cash                                                   (6,877)               18,087

Cash at Beginning of the Year                                                     16,486                16,904
                                                                             -----------           -----------
Cash at December 31, 1996                                                    $     9,609                34,991
                                                                             -----------           -----------




                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10- KSB/A for the year ended September 30, 1996.

ITEM 2: Management's Discussion and Analysis

     In the fiscal quarter ending March 31, 1997, the Company was primarily engaged in the restructuring of operations; the financial development of its planned U.S. reservation tee times business; and "closing and absorbing" two acquisitions. AGT is positioning itself to become a national provider of golf course software management systems. The Company also provides products and consulting services to the golf industry. AGT is the "Official Technology Partner" of the Ladies Professional Golf Association (LPGA) and is in the final stages of developing a state of the art wireless scoring system which, when completed, will become The LPGA Official Scoring System.

     For the three month period ended March 31, 1997, the Company had limited revenues and a net loss of ($119,350). The loss was attributed to costs associated with restructuring the Company; absorbing two acquisitions and non-recurring costs associated with acquisitions and growth. In the opinion of management, the Company has improved significantly as compared to the same period last year when it reported a net loss of ($1,274,338). During the quarter ended March 31, 1997, the Company continued to strengthen it's new management team, divested itself of non-producing assets, and entered into negotiations with third parties to reduce short term debt and to acquire additional golf technology companies. The Company believes the addition of the related technologies and business relationships will have a material favorable impact on AGT operating cash flow and profitability on a going-forward basis.

     During the quarter ended March 31, 1997, the Company successfully completed it's previously announced acquisitions of Tee Times of America, Inc., (TTA) and essentially all of the assets of J.M. Golf (JMG). The terms of the proposed transactions include the transfer of the TTA and JMG technology and accounts to AGT in return for cash, shares of restricted common stock of AGT and the assumption of certain debt. Tee Times Of America, with headquarters in Dallas, Texas, develops and markets golf course management software used to record tee time reservations for the golf industry. The Company has its tee time reservation system installed at numerous courses throughout the United States; including such notables as Arnold Palmer's Presidio San Francisco, Hyatt's Bear Creek and booked all tee times for the National Golf Course Superintendents Association of America's 1977 National Tournament. The acquisition is consistent with previously announced plans by AGTsports to pursue acquisitions and mergers in the golf software management business.

     J.M. Golf, with headquarters in Littleton, Colorado, is the developer of the Micro Caddie electronic yardage book. The Micro Caddie device is a high resolution LCD display, mounted on golf carts to help golfers determine their distance to the hole, as well as their distance to key hazards. The device also offers tips to golfers on how to play each shot as well as provides assistance in monitoring Pace-of-Play.

     These acquisitions are part of the Company's long-term business plan to consolidate the computerized tee times reservation business in the United States. The Company is actively engaged in acquisition negotiations with other companies including developers of golf course management software, as well as other golf related businesses. It is the Company's plan to form a separate subsidiary/division in the golf software industry as AGTsports expands it's sports related activities.

     In addition, the Company "closed" on an agreement with a major creditor to convert $1,200,000 of debt, related accrued interest, and certain other rights, to restricted shares of the Company's common stock. The debt to equity conversion have had a material favorable impact on the Company's Liability and Equity accounts.

     Another major accomplishment for the Company during the current quarter was the successful "Dismissal" of a lawsuit reported in the Company's Form 10Q dated June 30, 1996. The litigation represented the only "material" litigation against the Company.

     Management believes these transactions represent an important opportunity for the Company to improve asset value and to increase shareholder value. During the period, the Company has been able to successfully continueoperations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. In the fiscal quarter ending March 31, 1997, such efforts included the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.



Liquidity and Capital Resources

     Cash and cash equivalent's balance on March 31, 1996 was $ 37,055.

     Provided new sources of working capital can be secured, in the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1. Legal Proceedings

     During the quarter ended March 31, 1997, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.


ITEM 2. Changes in Securities

     During the Quarter ended March 31, 1997, the Company issued 5,512,576 shares of it's restricted common stock for debt reduction, acquisitions, and general working capital.

ITEM 3. Default on Senior Securities.

     As of December 31, 1996, the Company is in arrears on $1,225,000 in notes payable and related interest and has subsequently settled the arrearages through conversion into the Company's restricted common stock.

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



                                            AGTsports, Inc.

Dated:  May 19, 1997                        By:  /s/  B. Mack DeVine
                                                --------------------------------
                                                      B. Mack DeVine
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 19, 1997                        By:  /s/  Gary W. Crews
                                                 -------------------------------
                                                      Gary W. Crews
                                                      President


Dated:  May 19, 1997                        By:  /s/  Cory J. Coppage
                                                --------------------------------
                                                      Cory J.Coppage
                                                      Secretary