Form 10QSB
period 1997-06-30
AGTSPORTS INC
filed 1997-08-14
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending June 30, 1997

                         Commission File Number 0-21914


                                 AGTsports, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Colorado                                   84-1165916
        ----------------------                        -----------------
       (State of incorporation)                      (I.R.S. Employer ID
                                                             Number)


               5031 S. Ulster Street, Suite 205, Denver, CO  80237
               ---------------------------------------------------
               (Address of principal executive offices)   (zip code)


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

                                 Yes [ X ]No [ ]




As of June 30, 1997, 29,812,687 common shares, $0.10 par value per share, were outstanding.

                                 AGTsports, Inc.

                                      INDEX

Part I             FINANCIAL INFORMATION

         Item 1.   Consolidated Balance Sheets                            3
                   June 30, 1997 and September 30, 1996

                   Consolidated Statements of Operations                  4
                   Nine Months Ended June 30, 1997 and 1996

                   Consolidated Statements of Cash Flows                  5
                   Nine Months Ended June 30, 1997 and 1996

         Item 2.   Management's Discussion and Analysis                   6&7


Part II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                       8

         Item 2.   Changes in Securities                                   8

         Item 3.   Default on Senior Securities                            8

         Item 4.   Submission of Matters to a Vote of Security
                   Holders                                                 8

         Item 5.   Other Information                                       8

         Item 6.   Exhibits and Reports on Form 8-K                        8



Part III           SIGNATURES                                              9

Exhibit 27                                                                10


PART I.
ITEM 1.                                   AGTsports, Inc.
                                   (and Wholly Owned Subsidiaries)

                                      CONSOLIDATED BALANCE SHEET


                                                ASSETS

                                                                 June 30, 1997        September 30, 1996
                                                                 -------------        ------------------
                                                                  (unaudited)
Current assets
         Cash and cash equivalents                                $     38,505            $     65,806
         Accounts Receivable                                            29,170                     -0-
         Inventory                                                       3,169                     -0-
                                                                  ------------            ------------

           Total current assets                                   $     70,844            $     65,806

Fixed assets, net                                                 $     78,517            $     17,204
                                                                  ------------            ------------

Other Assets:
         Prepaid Expenses                                         $      1,047                   $ -0-
         Patents                                                       119,559                     -0-
         Other assets                                                    4,100                   4,100
         Investment in joint venture                                       -0-                 119,350
                                                                  ------------            ------------
                  Total other assets                              $    124,706            $    123,450
                                                                  ------------            ------------

                  Total Assets                                    $    274,067            $    206,460
                                                                  ------------            ------------


                                LIABILITIES and SHAREHOLDERS' DEFICIT

Current liabilities
         Accounts payable                                         $    241,831            $    268,977
         Accrued expenses                                              392,558                 718,352
         Long term debt - current portion                              459,846               1,373,846
                                                                  ------------            ------------
                   Total current liabilities                         1,094,235               2,361,175
                                                                  ------------            ------------


Stockholders' deficit
         Series  A,  preferred  stock,
             $4.00 par value;
             50,000,000 shares authorized
             No shares issued and outstanding
             as of June 30, 1997                                  $        -0-            $        -0-
         Common Stock, $.001 par value;
             50,000,000 shares authorized
             29,812,687 shares issued and outstanding
             as of June 30, 1997 and 23,930,596 issued
             and outstanding as of September 30, 1996             $     29,812            $     23,931
         Treasury Stock                                                (16,720)                (16,720)
         Additional paid-in capital                               $ 22,839,033              20,915,460
         Cumulative translation adjustment                             (16,823)                (16,823)
         Accumulated deficit                                       (23,655,470)            (23,060,563)
                  Total shareholders' equity                          (820,168)             (2,154,715)
                                                                  ------------            ------------
         Total liabilities and shareholders' equity               $    274,067            $    206,460
                                                                  ------------            ------------



                                                 3

                                                 AGTsports, Inc.
                                        (and Wholly Owned Subsidiaries)


                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                            Three Months Ended                           Nine Months Ended
                                                 June 30                                    June 30
                                           1997                1996                  1997                1996
                                           ----                ----                  ----                ----

Operating Revenues                    $     18,296         $          8         $     36,335         $     59,329

Expenses:

Salaries and Wages                          37,432               88,161              125,130              381,563
Professional Services                       75,070              161,896              120,005            1,080,901
General & Admin. Expenses                   28,045              242,077               77,496              516,162
Depreciation                                 5,206              119,706               13,151              474,136
Research and Development                    21,594                    0               57,130                    0
Travel and Entertainment                    23,759               29,364               50,735              105,976
                                      ------------         ------------         ------------         ------------


         Total Expenses               $    190,926         $    641,204         $    443,647         $  2,558,738

Operating Income (Loss)                   (172,630)            (641,196)            (407,312)           2,558,738

Other Income (Expenses)
Interest                                    (1,715)             (25,516)             (44,461)             (70,385)
Other                                            0                2,666                    0                4,881
                                      ------------         ------------         ------------         ------------

Total Other Income (Expenses)               (1,715)             (22,850)              44,461              (65,504)

Net Income (Loss) Before
Provision for Income Taxes                (174,345)            (664,046)            (453,773)          (2,564,913)
Extraordinary Items                              0                    0                    0                5,150
                                      ------------         ------------         ------------         ------------
Net Income (Loss)                         (174,345)            (664,046)            (453,773)          (2,564,913)

Income (Loss) per common share
Before Extraordinary Items                    (.01)                (.03)                (.02)                (.15)

Extraordinary Items per Share                    0                    0                    0                    0

Net Income (Loss) Per Share                   (.01)                (.03)                (.02)                (.15)


Weighted Average Shares
Of Common Stock Outstanding             29,812,687           20,444,672           29,812,687           17,524,907



                                                  4

                                          AGTsports, Inc.
                                   (and Wholly Owned Subsidiaries)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)
                                                                      Nine Months Ended
                                                                           June 30,


                                                               1997                     1996
                                                               ----                     ----

Cash flows from operating activities
  Net loss                                                $  (453,773)              $(2,559,763)
  Adjustments  to reconcile  net loss to net cash
   used in operations to net cash
   provided by (used in) operating activities:
         Depreciation and amortization                         13,151                   474,136
         (Gain) Loss on Sale of Investments                  (119,350)                      -0-
         Common Stock issued for Services                         -0-                   769,857
         Common Stock issued for Obligations                1,200,000                 3,880,333
         Forgiveness of Debt                                      -0-                    (5,150)
         (Increase) Decrease in Other Assets                  254,341                    73,633
         Increase (Decrease) in Accounts Payable              (39,195)                  (46,363)
         Increase (Decrease) in Other Liabilities          (1,200,000)               (3,251,988)
                                                          -----------               -----------
         Net Cash Provided (Used) in
           operating activities                           $  (344,826)              $  (527,579)


Cash Flows from Investing Activities                              -0-                   (76,502)

Cash Flows from Financing Activities
  Principal payments on long term debt                       (156,960)                   (8,000)
  Proceeds from issuance of Capital Stock                     474,485                   759,875
         Net cash provided by (used in)
           financing activities                               317,525                   751,875

Net increase (decrease) in cash                               (27,301)                  102,794

Cash at Beginning of the Year                                  65,806                    16,904
                                                          -----------               -----------
Cash at June 30                                           $    38,505               $   119,698







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

ITEM 2: Management's Discussion and Analysis

     In the fiscal quarter ending June 30, 1997, the Company was primarily engaged in the restructuring of operations; the financial development of its U.S. reservation tee times business and the "closing and absorbing" of two acquisitions completed in January, 1997 and reported on the Company's Form 10-Q dated March 31, 1997. AGT is positioning itself to become a national provider of golf course software management systems. The Company also provides products and consulting services to the golf industry. AGT is the "Official Technology Partner" of the Ladies Professional Golf Association (LPGA) and is in the final stages of developing a state of the art wireless scoring system which, when completed, will become the Official LPGA Tournament Scoring System.

     For the three month period ended June 30, 1997, the Company had limited revenues and a net loss of ($174,345). The loss was attributed to costs associated with the restructuring of the Company; absorbing two acquisitions and non-recurring costs associated with acquisitions and growth. In the opinion of management, the Company has improved significantly as compared to the same period last year when it reported a net loss of ($664,046). During the quarter ended June 30, 1997, the Company continued to strengthen its new management team, divested itself of non-producing assets, and entered into negotiations with third parties to reduce short term debt and to acquire additional golf technology companies. The Company believes the planned acquisition of additional golf technologies and related new business relationships will create a material favorable impact on AGT operating cash flow and profitability on a going-forward basis.

     During the quarter ended June 30, 1997, the Company completed Version 2.0 of its TeeMaster 2000 golf tee times reservation system. The system incorporates the powerful tools of previous versions into a state-of-the-art, Windows 95/NT, multi-user application. Version 2.0 is comprised of several modules including a network and internet-ready Electronic Tee Sheet, Caller ID, Voice Mail/Automated Attendant, Tournament/Outing Scheduler, Customized Reports, and a Customizable Lesson Scheduler. Tee Times of America, Inc., the Company's wholly owned subsidiary, is headquartered in Dallas, Texas, and markets golf course management software used to record tee times reservations for the golf industry. The Company has its tee times reservation system installed at numerous courses throughout the United States; including such notables as Arnold Palmer's Presidio San Francisco, Hyatt's Bear Creek, U.S. Golf, ITT Sheraton and Carolinas Golf Group.

The Company is actively engaged in acquisition negotiations with other companies including developers of golf course management software, as well as other golf related businesses. It is the Company's plan to form a separate subsidiary/division in the golf software industry as AGTsports expands it's sports related activities.

During the quarter ended June 30, 1997, the Company returned 700,000 shares of its issued and outstanding common stock to Treasury. The stock was returned to the Company as a result of the mutual termination and recision of the former 1995 joint venture agreement with VET, Inc.

Another major accomplishment achieved by the Company during the current quarter as reported in the Form 8-K dated August 5, 1997 was the successful conversion of 6,850,000 voting, freetrading shares of the Company's issued and outstanding common stock into 1,000,000 non-voting shares of the Company's issued and outstanding preferred stock. The conversion was completed as a result of an amendment to the joint venture agreement of September 15, 1995 with Global Links Trading, Ltd., an international technology licensing company, and American Consolidated Growth Corporation, a former affiliate of the Company. For all intensive purposes, the amendment suspends the active role of the former participants, terminates all non-U.S. marketing activities and transfers control of all future decision making processes to Management of the Company.

In the opinion of Management, the transactions described above represent important opportunities for the Company to improve asset value and to increase shareholder value. During the quarter ended June 30, 1997, the Company has been able to successfully continue operations, to improve its position in the marketplace, to acquire outside consulting expertise and to strengthen its marketing strategies. All of these efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. Such efforts have included the resolution of numerous outstanding business matters related to the former business of the Company, the reduction or elimination of significant portions of short term debt and the adoption of new measures designed to increase working capital and revenues.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on June 30, 1997 was $67,675.

     In the opinion of management, provided new sources of working capital can be secured, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.


PART II.
ITEM 1. Legal Proceedings

     During the quarter ended June 30, 1997, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

     During the Quarter ended June 30, 1997, the Company issued 994,515 shares of its restricted common stock for debt reduction, acquisitions, and general working capital. The Company also cancelled 700,000 shares of its common stock pursuant to the termination and recision of the former 1995 joint venture agreement with VET, Inc. through mutual consent of the parties.

ITEM 3. Default on Senior Securities.

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Changes in Securities

     As of June 30, 1997, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6. Exhibits and Reports on Form 8-k

     None.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 1997.



Dated: August 13, 1997
                                           By: /s/ B. Mack DeVine
                                               ---------------------------------
                                                   B. Mack DeVine
                                                   Chief Executive Officer


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: August 13, 1997
                                           By: /s/ Gary W. Crews
                                               ---------------------------------
                                                   Gary W. Crews
                                                   President


Dated: August 13, 1997
                                           By: /s/  Cory J. Coppage
                                               ---------------------------------
                                                    Cory J. Coppage
                                                    Secretary and Treasurer