Form 10KSB
period 1998-09-30
AGTSPORTS INC
filed 1999-08-02
CIK 791118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending September 30, 1998

                         Commission File Number 0-21914

                                 AGTsports, Inc.
                -----------------------------------------------
               (Exact name of Issuer as specified in its charter)

        Colorado                                            84-1022287
        --------                                            ----------
(State of incorporation)                        (I.R.S. Employer Identification
                                                                No.)

               621 17th Street, Suite 1730, Denver, Colorado 80293
               ---------------------------------------------------
              (Address of principle executive offices) (Zip Code)

                                 (303) 297-9656
                  ---------------------------------------------
                 (Issuer's telephone number including area code)

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

                                 Yes [ ] No [X ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X ]

     Issuer's revenues for its most recent fiscal year: $ - 0 -

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of September 30, 1998, was $512,025. A total of 25,601,260 shares were owned by non-affiliates as of September 30, 1998.

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 1998 was 27,554,726 shares. Transitional Small Business Disclosure (check one): Yes ( ) No ( X )

                       Documents Incorporated by Reference
                                      None.

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

Part III          Item 9.           Directors and Executive Officers, Promoters
                                    and Control Persons; Compliance with Section
                                    16(a)of the Exchange Act
                  Item 10.          Executive Compensation
                  Item 11.          Security Ownership of Certain Beneficial
                                    Owners and Management
                  Item 12.          Certain Relationships and Related
                                    Transactions
                  Item 13.          Exhibits and reports on Form 8-K



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

Item 1.  Description of Business.
-------  ------------------------

     AGTsports, Inc. (the "Company") was formerly engaged in developing technology applications for the sports and recreation industries. The Company has terminated these former endeavors in favor of pursuing a new business plan unrelated to sports technology and involving proposed business combinations with other entities yet to be identified. The Company was incorporated in Colorado on January 6, 1986 as American Merger Control, an investment holding company designed to invest in all types of assets, businesses and/or properties. From 1991 to 1993, the Company operated as Ultratech Knowledge Systems, Inc., before changing its name to AGTsports, Inc. During the fiscal year ended September 30, 1991, and through September 30, 1998, the Company's business plan was to provide technological and software services to golf and sports related industries.

     For the fiscal year ending September 30, 1998, the Company produced limited revenues and recorded a net loss of ($336,535), with a working capital deficiency of $630,365 and a stockholders deficit of $690,365. As of the date of filing of this report, the Company has abandoned its business plan and management is pursuing alternative business opportunities to establish a new source of revenues and to create shareholder value. No assurance can be provided management will be successful in these efforts. In addition, the auditors of the Company have raised considerable doubt as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements, Note 1.").

Activities

     On January 10, 1997, the Company acquired 100% of the outstanding stock of Tee Times of America, Inc., (TTA) of Dallas, Texas. TTA's primary business activity is the development of computer software for a golf tee times reservation system. The operational activities of TTA substantially ceased subsequent to the acquisition, and the corporate charter was terminated in February 1999. (See "Notes to Consolidated Financials - Note 2.").

     The Company owns 49% of Super Women's Systems, or SWSI, an integrated software solutions consulting firm based in Dallas, Texas. During fiscal 1998, key employees of SWSi resigned and management disagreements and working capital difficulties resulted in the cessation of significant operations at SWSi. Due to the uncertainty of the recoverability of the SWSi investment, the item was expensed as of September 30, 1997, and the Company does not expect to realize any benefit from this investment. (See the Company's Form 10-KSB for the fiscal year ended September 30, 1997).

     In fiscal 1998, the Company negotiated a proposed business combination with Sinties Corporation, a sports technology company based in Tulsa, Oklahoma. The transaction was cancelled by a vote of the Sinties Corporation shareholders in September, 1998. (See the Company's Form 8-k dated October 14, 1998.)

Business of the Issuer

     AGTsports, Inc. (the "Company") was formerly engaged in developing technology applications for the sports and recreation industries. The Company has terminated these former endeavors in favor of pursuing a new business plan unrelated to sports technology and involving proposed business combinations with other entities yet to be identified. Management can provide no assurances the Company will succeed in these endeavors and the auditors have raised significant doubts as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements - Note 1.").

Management and Executive Offices of AGT

     The Company maintains an administrative office at 621 17th Street, Suite 1730, Denver, Colorado 80293. During fiscal 1998, no overhead or rent was charged to the Company for the use of this office.

Subsequent Events

     On October 14, 1998, certain major shareholders of the Company authorized management to preserve and restructure the public company and provided short term loans totaling approximately $30,000. The funds were employed primarily to maintain the corporation's charter and good standing, to obtain certified audits and legal assistance, and to prepare and file up-to-date reports as required by the Securities Exchange Commission. As of the date of the filing of this report, the Company continues to work with its auditors and attorneys to complete these items, and to identify potential new business combinations with other entities.

     In February, 1999, AGT vendor Bloomberg Communications obtained a default judgement against the Company for $61,430 concerning information services provided to the Company and former management in prior years. As of the date of filing of this report, no payments have been made and the Company must pay interest on the unpaid judgement at 8% per annum. Management is attempting to negotiate a settlement of the outstanding item and cannot predict the outcome of such negotiations.

Compliance with Government Regulations

     The operations of AGT do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 Federal Family Medical Leave Act ("FMLA"). As of September 30, 1998, AGT fully complies with the terms of this legislation as a U.S. employer.

Research and Development Costs

     As of September 30, 1998, the Company is not engaged in material research and development activities and has not incurred related material R&D costs in the prior three fiscal periods.

Trademarks and Trade Names.

     The Company owns the following trademarks: The Golf Players System, Players Merit, Course Merit, and Company Logos, and holds a number of copyrights and licenses covering different versions and modules of The Golf Players System. The Company also owns a patent on the "Micro-Caddie" golf distance measuring device, U.S. Patent #5,644,880.

Compliance with Environmental Laws and Regulations

     The Company does not believe that it is subject to any local, state and federal statutory and regulatory requirements with respect to environmental safety.

Employees

     During the period ending September 30, 1998, the Company had 2 full time employees. None of these employees are represented by any union or collective bargaining group and there is no prior history of any strikes, slow-downs or other labor disputes. Subsequent to fiscal year ending September 30, 1998, all employees resigned and the Company hired Cory J. Coppage as acting President to oversee a restructuring plan as described above. (See "Directors and Executive Officers of the Registrant - Biographical Information").

International Operations

     At present, the Company conducts business only in the United States.

Forward Looking Statements

     This Form 10-KSB includes certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the
"Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, including, without limitation, the statements under "Item I. Description of Business," "Item 3. Legal Proceedings," and "item
6. Management's Discussion and Analysis or Plan of Operation" are forward-looking statements. Although the Company believes that the limited expectations reflected in such forward looking statements are reasonable, it can give no assurnace that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with the forward looking statements contained herein.

Item 2.  Description of Property
-------  -----------------------

     During fiscal 1998, the Company maintained a satellite executive office in Tampa, Florida which was closed at fiscal year end. The Company's administrative office is currently located at 621 17th Street, Suite 1730, Denver, CO 80293 Tel. 303.297.9656 Fax 303.297.9654. No rent expense has been or is being charged to the Company for the use of these facilities. Total rent expense charged to operations for the years ended September 30, 1997 and 1998 was $5,945, and $300 respectively. The Company maintains no operating leases as of September 30, 1998.

Item 3.  Legal Proceedings
-------  -----------------

     During fiscal 1998, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

     As reported in the Company's Form 10-KSB for the period ending September 30, 1997, certain registration requirements under federal and state securities laws may have been violated in 1997 in connection with the Company's sale of its common stock to approximately 30 individuals raising an aggregate of $477,950. With the assistance of legal counsel, the Company has attempted to identify the nature of any potential violations and the means of curing any such violations. In fiscal 1998, the Company implemented a remedial securities compliance program designed to address any potential registration violations, undertaken efforts to update the Company's public filings and ensure full compliance in the future. In addition, the Company has suspended all securities-related activities. To the extent that the Company may be unable to resolve and/or cure any potential registration violations, the Company and its ability to continue as a going concern may be adversely impacted. (See the Company's Form 10-KSB for the period ending September 30, 1997 and "Notes to Consolidated Financial Statements, Notes 1 and 4" below).

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     During fiscal year ended September 30, 1998, there were no matters submitted to a vote of the Stockholders.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
-------  ---------------------------------------------------------------------

Market Information

     In fiscal 1998, the Company's common stock, par value $.001 per share ("Common Stock") traded in the over-the-counter market, NASDAQ, (OTC-BB) under the stock trading symbol "AGTP."


                                                                   (1) Bid
                  Quarter Ending                (2) High           (3) Low
                  --------------                    ----               ---

                  September 30, 1998              $   0.02              .00
                  June 30, 1998                       0.08              .02
                  March 31, 1998                      0.11              .08
                  December 31, 1997                   0.13              .11
                  September 30, 1997              $   0.18              .14
                  June 30, 1997                       0.12              .10
                  March 31, 1997                      0.25              .18
                  December 31, 1996                   0.18              .14
                  September 30, 1996                  0.25              .22

(1) Such over-the-counter market quotations reflect inter-dealer prices, without any retail markup, markdown, or commission and may not necessarily represent actual transactions.

(2)(3) At the time of this report, the only activities in the Company's trading Common stock, of which the Company is aware, is by Broker/Dealers known as wholesalers. Consequently, there has been little or no retail trading activity in the Company's securities during the fiscal year ended September 30, 1998. The quotes shown above were arrived at by averaging the bid and the ask price in the marketplace during these periods and are provided for informational purposes only. The Company believes these quotes to be estimates and therefore should not be relied upon for investment purposes.

Holders of Record

     As of September 30, 1998, there were approximately 900 shareholders of record of Common Stock.

Dividends

     For the fiscal years 1997 and 1998, no dividends were declared or issued by the Company, excepting dividends on preferred shares as described in the "Notes to Consolidated Financial Statements, Note 2."). The Company issued 1,000,000 preferred shares pursuant to the terms of a joint venture agreement which bear an aggregate dividend of $3,000 per month for 83 months. Due to insufficient capital resources, the Company has been unable to declare or pay dividends. As of September 30, 1998, the Company has accrued preferred stock dividend payments of $42,000. There are no contractual or written limitations concerning the Company's declaration of dividends in the by-laws or records of the Company.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -----------------------------------------------------------------------

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal year ending at September 30, 1998, the Company incurred a sizable net loss and had a substantial working capital deficit. There is no assurances that the Company will be successful in its plans developed with the intent of remedying these conditions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Independent Auditor's Report and "Notes to Financial Statements, Note 1" included herein. The financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

     Following a change in management and the termination of former unprofitable business activities of the Company, net loss decreased from $3,776,475 in fiscal 1996 to $648,256 in fiscal 1997, and to $336,535 in fiscal 1998. The Company produced no revenues in fiscal 1998, as compared to revenues of $63,304 in fiscal 1997. For the year ended September 30, 1998, operating expenses were $390,909 and interest expenses totaled $39,798. In the opinion of management, the Company has not progressed significantly in its operations over prior periods. Working capital shortages continue to limit the Company's ability to conduct business. In the opinion of management, the future business of the Company is dependent upon its ability to secure new business opportunities and revenue sources to increase shareholder value. No assurances can be provided the Company will be successful in this regard. In addition, the auditors of the Company have raised considerable doubt as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements" below).

Liquidity and Capital Resources

     Cash and cash equivalent's balance on September 30, 1998 was $685. Current assets were $1,685 and current liabilities were $632,050. There was no significant change in working capital during fiscal year 1998 as the Company continued restructuring with the objective of pursuing new business opportunities. At September 30, 1998, the Company has no underlying business or investments and continues to experience severe working capital shortages. For the fiscal year ending September 30, 1998, the Company had no sales or revenues resulting in a net loss of ($336,535). The loss was attributed to costs associated with the restructuring of the Company. At September 30, 1998, the Company has working capital deficiency of $630,365 and a stockholders deficit of $690,365. In the opinion of management, the Company continues to experience lack of adequate funding to fully pursue its business plan. Given the severe working capital problems of AGTsports, Inc., the auditors of the Company have raised significant doubts as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements" and "Legal Proceedings" included herein).

Material Commitments for Capital Expenditures

     As of September 30, 1998, the Company has no material commitments for capital expenditures.

Unfavorable Trends or Uncertainties

     The business of AGT is not subject to unfavorable trends or uncertainties other than the potential significant decline the health of the U.S. economy and/or a significant rise or decline in interest rates and the U.S. trading markets. The Company can make no determination as to the effect of these factors on operations or the probability such factors will occur.

Seasonal Aspects Bearing Upon Operations

     AGT is not subject to seasonal fluctuations in its business cycle which have a material impact on operations.

Item 7.  Financial Statements and Supplementary Data
-------  -------------------------------------------

     This response is submitted as a separate section of this report (see "Consolidated Financial Statements" below).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-------   ----------------------------------------------------------------

     After the Company's former auditors declined to stand for reappointment, the firm of Brimmer, Burek, Keelan & McNally, Certified Public Accountants of Tampa, Florida, was retained as the Company's auditors for the fiscal year ended September 30, 1998. (See the Company's Form 8-K dated October 14, 1998.).

     In connection with their audits of the Registrant's financial statements for the two most recent fiscal years and during subsequent interim, the Registrant has not had any disagreements with either firm on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. In connection with their audits of the Registrant's financial statements for the fiscal year ended September 30, 1997, the prior auditors report was qualified for uncertainties related to possible securities violations and for going concern issues. The audit report for the year ended fiscal 1998 also contains a qualification for the going concern issue.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     As of September 30, 1998, the Executive Officers and Directors of the Company, their ages and positions held in the Company were as follows:

Name                         Age               Positions held
----                         ---               --------------

Cory J. Coppage               35                President/Treasurer/Secretary/
                                                Director

B. Mack DeVine                53                Director

Louis F. Coppage              62                Director

     Directors of the Company serve for a term of three years and will be formally nominated at the Company's annual meeting to be held at a future date yet to be announced. If elected at the annual meeting, the directors will serve until their successors are duly elected and qualified or until their earlier resignation or removal.

Biographical Information

Cory J. Coppage  - President, Treasurer, Secretary and Director

     Mr. Coppage, 35, joined the Company in fiscal 1996 and was became Secretary and Treasurer in fiscal 1997. In fiscal 1998, Mr. Coppage became acting President and is presently serving as the sole officer of the Company pending completion of restructuring measures. He has over nine years of business management experience working with various public and private companies. From 1989 to 1994 he was a licensed property & casualty insurance agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA. From 1994 to 1998, he was Secretary and a member of the board of directors of American Consolidated Growth Corporation, a Colorado corporation. Mr. Coppage is an officer of Citadel Environmental Group, Inc., a public company based in Denver, Colorado. He earned a bachelor's of science in business administration at Regis University in 1985.

B. Mack DeVine - Director

Mr. Devine, 53, is the former Chairman and Chief Executive Officer of the Company. He has more than twenty years experience in both the public and private sectors as chief executive officer and/or president of operating companies listed on NASDAQ, AMEX and NYSE. Since 1989 he has been the CEO of DeVine & Associates, Inc., a company providing management consulting services to clients in the Southeast United States. From 1988 to 1989, he was CEO, President and Director of Devco Petroleum Company, Inc., where he directed operations of ten convenience store/petroleum outlets. From 1982 to 1988, Mr. DeVine was Chairman, CEO and President of Key Energy Enterprises, Inc. He was also President and Director of American Agronomics Corporation from 1976 to 1982, where he was responsible for the turnaround and restructuring of a $200,000,000 vertically integrated citrus company. Prior to 1976, Mr. DeVine held positions as Chief Financial Officer of companies such as Great Southern Equipment Company,
Automatic Merchandising, Inc., and Bay-Con Industries, Inc. He was first lieutenant in the U.S. Army and is a private pilot.

Louis F. Coppage - Director

     Mr. Coppage, 62, accepted a nomination to serve as an outside member of the board of directors of the Company on May 13, 1996. He has over twenty years of executive and managerial experience with both domestic and international operations involving finance and business development for both private and public corporations. From 1993 to present, he has held advisory positions and has provided investment banking consulting services for the Company and its former affiliate, American Consolidated Growth Corporation, ("AMGC"). From 1986 to 1993, Mr. Coppage served as financial consultant for numerous clients in real estate, energy, insurance management and investment holdings-related businesses. From 1978 to 1984, Mr. Coppage was founder and a major shareholder of American Energy Investments, Inc., of Denver, Colorado. From 1973 to 1979 he was president of Foresee, Ltd., a an energy development company in Denver, Colorado. From 1969 to 1973 he was president of Coppage & Associates, a financial planning company. Since 1979, he has provided advisory services for corporate clients with an emphasis on the capital formation process. Mr. Coppage began his career in business as an account executive for Conneticut General Life Insurance Company in 1964, where he was honored as a top producer and featured in the Company's advertisements in publications such as Time, Newsweek and U.S. World Report. He was a founding member of the insurance and financial planning groups, Top of the Table and The Forum. Since 1993, Mr. Coppage has served as an investment banking consultant and a special advisor to the AGT Board of Directors.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

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


SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
Annual Compensation         Long term Compensation
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Awards           Payouts
----------------------------------------------------------------------------------------------------------------------------------
(a)                  (b)         (c)          (d)        (e)                 (f)          (g)         (h)               (i)
Name and                                                 Other            Restricted
Prinicpal          Fiscal                                Annual             Stock       Options/      LTIP           All Other
Position            Year      Salary($)     Bonus($)  Compensation ($)    Awards ($)    SARs (#)    Payouts ($)    Compensation($)
----------------------------------------------------------------------------------------------------------------------------------

B. Mack DeVine      1998      $100,000 *      --             --              --        1,000,000        --             60,330
Chairman and CEO    1997      $ 94,500        --             --              --          533,300        --             34,080
(1)(2)              1996      $ 46,150        --             --            250,000         --           --               --

Gary Crews          1998      $ 31,730        --             --              --          200,000        --               --
President           1997      $ 48,000        --             --            250,000       533,300        --               --
(3)                 1996             0        --             --              --            --           --

Cory J. Coppage     1998      $ 36,000 *      --             --              --            --           --               --
Secretary &         1997      $ 36,000        --             --              --            --           --               --
Treasurer (4)       1996             0        --             --             50,000         --           --               --


* Actual 1998 salary paid to Devine was $20,504.67, and to Coppage was $6,914.84, with related balances accrued as note payables at 9/30/98.

(1). Indicates compensation provided under Mr. DeVine's employment agreement with the Company. The agreement provided the incentive stock grant shares and authorizes consecutive options of up to 1,000,000 shares annually of the Company's issued and outstanding common stock for a period of five years. The agreement also provides that Mr. DeVine may at any time during the term of the agreement purchase up to $100,000 of the Company's common stock at fair market value, or 533,300 shares @ $0.18 per share as of September 30, 1997. As of the date of filing of this report, the Company has not issued the options nor have any options been exercised by Mr. DeVine. Subsequent to September 30, 1998, Mr. DeVine resigned as Chairman and CEO of the Company.

(2). Indicates compensation provided under Mr. Crews' employment agreement with the Company. The agreement authorizes options of up to 200,000 shares annually of the Company's issued and outstanding common stock exercisable for a period of five years. The exercise market price at January1 1998 is $0.13 per share. As of the date of filing of this report, the Company has not issued the options nor have any options been exercised by Mr. Crews. Mr. Crews resigned effective March 1, 1998.

(3). Indicates restricted stock award provided to Mr. Coppage in fiscal 1996 as an incentive stock grant pursuant to his joining the Company. There is currently no formal employment agreement between the Company and Mr. Coppage.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                   See above.

                                INDIVIDUAL GRANTS
                                   See above.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                                   See above.

Other Compensation

     Additional compensation paid to officers of the Company during fiscal 1998 included automobile allowances paid to DeVine and Coppage in the amounts of $500/mo, and $200/mo., respectively. The compensation was accrued due to the Company's working capital shortages.

     During fiscal 1998, the Company issued 50,000 restricted common shares to Kyle Ragsdale, a former employee of the subsidiary, Tee Times of America, Inc. The compensation was paid in connection with the original acquisition agreement.

     During fiscal 1998, the Company did not provide group medical insurance to AGT officers and employees and did not adopt a comprehensive employee health plan. The Company made no contributions to any Defined Contribution Benefit Plans on behalf of its employees in fiscal 1998.

Meetings of the Board of Directors

     During fiscal 1998, the Company's board of directors met on two occasions. There were no incumbent directors who attended less than 75% of these meetings of the Board during that period.

Director Agreements and Compensation

     The Company's director agreements provide for a three year term of service and compensation in the form of a one time restricted common stock award of 100,000 shares and $1,500 for attending each of the four quarterly scheduled meetings of the Board, plus reimbursement of expenses. Compensation for meeting attendance is payable at the Company's option in cash or in equivalent AGTP restricted common shares set at the market price on the day of issue. Directors who are U.S. residents are entitled to participate in the Company's health and welfare benefit programs. Employee directors are not entitled to receive compensation for Board service. During fiscal 1998, no compensation was paid or distributed to any directors of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

Stock Ownership

     The following table sets forth certain information regarding the beneficial and economic ownership of AGTP common stock as of September 30, 1998 by: (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (2) each director and nominee for director; (3) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Shares issuable on exercise of options exercisable within 60 days of September 30, 1998 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of September 30, 1998, the total outstanding shares of the Company's common stock were 27,554,726.

Name, Position and Address           Number of Shares (1)       Percent of Class
--------------------------           -----------------          ----------------

Cory J. Coppage                             ---                        0 %
President, Treasurer,
Secretary, Director
621 17th Street Suite 1730
Denver, CO  80293

B. Mack DeVine, Director                1,783,300 (2)                  6 %
c/o DeVine & Associates
P.O. Box 620
Tampa, FL 33601

Louis F. Coppage, Director                120,166 (3)                 .0 %
5668 S. Rex Road
Memphis, TN 38119

Officers and Directors
  as a Group (three persons)            1,953,466 (4)                  7 % (5)


(1) Includes all stock options available at September 30, 1998, pursuant to the terms of employment agreements with the Company. As of the date of filing of this report, none of the options have been issued or exercised.

(2) Pursuant to Mr. DeVine's employment agreement with the Company, the figure includes an incentive stock grant and option shares as follows: options granted January 19998 to purchase up to 1,000,000 shares of the Company's common stock @ $0.13 per share and options granted January 1997 to 533,300 shares @ $0.18 per share. As of the date of filing of this report, none of the options have been issued or exercised.

(3) Includes 100,000 share common stock option provided under the Company's director service agreement. As of the date of filing of this report, none of the options have been issued or exercised.

(4) At September 30, 1998, 1,000,000 preferred shares issued and outstanding were held by a third party, Global Links Trading, Ltd. The shares are non-voting and convertible at the option of the holder into 2 shares of the Company's common stock upon demand. (See "Notes to Consolidated Financial Statements, Note 2 below).

     All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of September 30, 1998. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

     On May 27, 1997, the joint venture agreement dated September 15, 1995 between Global Links Trading, Ltd., ("GLT), AGTsports, Inc., and AMGC was amended as follows:

     Revenue sharing arrangement was revised to provide for 85% of revenues to the Company and 15% to AMGC.

     GLT exchanged 6,850,000 common shares of the Company and a note payable with an outstanding principal balance of $172,500 for 1,000,000 shares of preferred stock, plus $15,000. The $15,000 cash payment was applied to the note payable resulting in settlement of a note payable of $157,500 in connection with this transaction. The preferred stock is convertible at the option of GLT at a ratio of 2 restricted common shares for each preferred share tendered. The preferred stock bears an aggregate dividend of $3,000 per month for 83 months. As of September 30, 1998, accrued dividend payments of $42,000 were unpaid. The agreement requires the Company to reissue all common stock surrendered by GLT under this amendment and all future payments due by the Company shall be suspended. (See Related Party Transactions in Notes to Consolidated Financial Statements below".)

     On July 10, 1998, GLT and the Company entered into a settlement agreement. Significant provisions of the settlement agreement are as follows: the Company agreed to pay GLT $1,000 upon execution of the settlement agreement, and $10,000 on September 1, 1998. The Company failed to make the September 1, 1998 payment, and GLT may, at its sole option, void the settlement agreement and exercise all of its rights under the May 27, 1997 agreement discussed above.

     The former president of the Company resigned effective March 1, 1998. A claim was filed with the Oklahoma Department of Labor with respect to accrued unpaid wages and expenses incurred on behalf of the Company for an aggregate total of $14,615. In addition, the former president's employment agreement provided for 200,000 stock options to be granted annually beginning December 31, 1997 through December 31, 2001. The options are exercisable at the average closing bid price during the twenty trading days immediately preceding the date of grant. The options are exercisable for a period of five years following the date of grant. Although the Company is in dispute with the former president as to whether the former president is entitled to common stock options subsequent to employment termination, the options have been accrued as of September 30, 1998.

     Subsequent to fiscal 1997,  the Company has determined it may have violated
Section 5 of the Securities Act of 1993, as amended (the 93 Act) in connection with the sale of $477,950 of the Company's common stock to approximately thirty individuals in 1997. The Company has not complied with the provisions of either Rule 505 or 506 and no Form D or other similar fillings have been made which claim or substantiate the availability of a registration exemption under certain Federal and State securities laws. Violation of Section 5 of the Act entities the purchaser of the security to recover from the Company the consideration paid for the security together with interest thereon. The Company may also have violated certain Blue-Sky laws of the various states, in which investors reside.

     The Company has taken remedial actions which it believes, based on the advice of legal counsel, may cure the potential violations and ensure full compliance in the future. (See Related Party Transactions in Notes to Consolidated Financial Statements below".)

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Audited Financial Statements
                               September 30, 1998

                                    CONTENTS
                                    --------




INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS BALANCE SHEET                                       F-2

   STATEMENT OF OPERATIONS                                               F-3

   STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)                F-4

   STATEMENT OF CASH FLOWS                                            F-5 - F-6

   NOTES TO FINANCIAL STATEMENTS                                      F-7 - F-17

                          Independent Auditors' Report

The Board of Directors
AGTsports, Inc.
Tampa, Florida

We have audited the accompanying balance sheet of AGTsports, Inc. (the "Company") at September 30, 1998, and the related statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the fiscal 1998 financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1998 and the results of operations and cash flows for the year then ended.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficit and a working capital deficit which all raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      BRIMMER, BUREK, KEELAN & McNALLY LLP


                                      Certified Public Accountants

July 23, 1999

                                 AGTsports, Inc.
                                 Tampa, Florida
                                  Balance Sheet
                               September 30, 1998

       ASSETS

Current:
   Cash                                                            $        685
                                                                   ------------

         Total current assets                                               685

Deposits                                                                  1,000
                                                                   ------------

         Total assets                                              $      1,685
                                                                   ============


       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                $    201,475
   Accrued expenses                                                      58,950
   Notes payable - current                                              371,625
                                                                   ------------

         Total current liabilities                                      632,050

Notes payable (less current portion)                                     60,000
                                                                   -------------
         Total liabilities                                              692,050

Shareholders' deficit:
   Convertible Preferred stock, $1.00 par value;
     5,000,000 shares authorized; 1,000,000
     shares issued and outstanding (Note 2)                           1,000,000
   Common stock, $.001 par value; 50,000,000
     shares authorized; 27,554,726 shares issued
     and outstanding                                                     27,555
Treasury stock                                                          (17,459)
Additional paid-in capital                                           22,392,893
Accumulated deficit                                                 (24,093,354)
                                                                   ------------

         Total shareholders' deficit                                   (690,365)
                                                                   ------------

         Total liabilities and shareholders' deficit               $      1,685
                                                                   ============



Please read accompanying notes.

                                 AGTsports, Inc.
                                 Tampa, Florida
                             Statement of Operations
                               September 30, 1998


Revenue:
   Sales                                                           $       --

Expenses:
   Salaries and director compensation                                    39,215
   Professional services                                                214,516
   General and administrative                                           106,431
   Travel and entertainment                                              30,747
                                                                   ------------

         Total expenses                                                 390,909
                                                                   ------------

Loss from operations                                                   (390,909)

Interest expense                                                        (39,798)
                                                                   ------------

Net loss before extraordinary items and
  provision for income taxes                                           (430,707)

Provision for income taxes                                                 --
                                                                   ------------
Loss before extraordinary items                                        (430,707)

Extraordinary items:
   Debt forgiveness                                                      94,172
                                                                   ------------

Net loss                                                           $   (336,535)
                                                                   ============

Loss per common share before extraordinary items                   $      (.015)

Extraordinary items per common share                                       .003
                                                                   ------------

Net loss per common share                                          $      (.012)
                                                                   ------------

Weighted-average shares of common stock outstanding                  27,120,218
                                                                   ============




Please read accompanying notes.
                                                                             F-3


                                                 AGTsports, Inc.
                                                 Tampa, Florida
                             Statement of Changes in Shareholders' Equity (Deficit)
                                                September 30, 1998


                                   Preferred Stock                Common Stock
                              -------------------------     ------------------------
                                Number                        Number                     Additional
                                 of                            of                         Paid-In        Treasury      Accumulated
                                Shares        Amount          Shares        Amount        Capital         Stock          Deficit
                              ----------   ------------    -----------    ----------    ------------   ------------    ------------

Balance at 9/30/97             1,000,000   $  1,000,000     24,871,947   $     24,872   $ 22,009,477   $    (16,720)   $(23,720,819)

Common stock issued
  for services                      --             --          263,785            264         50,282           --              --

Common stock issued
  to settle debt obligation         --             --          331,194            331         57,628           --              --

Common stock issued
  for cash                          --             --        2,087,800          2,088        275,506           --              --

Common stock returned
  to Company in settlement
  of SWSI acquisition               --             --             --             --             --             (739)           --

Preferred stock dividends           --             --             --             --             --             --           (36,000)

Net loss                            --             --             --             --             --             --          (336,535)
                              ----------   ------------   ------------   ------------   ------------   ------------    ------------

Balance at 9/30/98             1,000,000   $  1,000,000     27,554,726   $     27,555   $ 22,392,893   $    (17,459)   $ 24,093,354
                              ==========   ============   ============   ============   ============   ============    ============








Please read accompanying notes.                                                                                                 F-4


                                 AGTsports, Inc.
                                 Tampa, Florida
                             Statement of Cash Flows
                               September 30, 1998



CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(336,535)
Adjustments to reconcile net loss
  to net cash used in operating activities:
     Debt forgiven                                                      (94,172)
     Common stock issued for services                                    50,546
     (Increase) decrease in:
         Prepaid expenses                                                   581
         Other assets                                                    (1,000)
     Increase (decrease) in:
         Accounts payable                                                  (176)
         Accrued expenses                                                20,584
                                                                      ---------

              Net cash provided (used)
                by operating activities                                (360,172)
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:                                      --
                                                                      ---------

              Net cash provided (used)
                by investing activities                                    --
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                             276,855
     Principal payments on notes payable                                (16,875)
     Preferred stock dividends                                           (3,000)
     Proceeds from issuance of notes payable                            100,000
                                                                      ---------

              Net cash provided (used)
                 by financing activities                                356,980
                                                                      ---------

Net (decrease) increase in cash                                          (3,192)

Cash at beginning of year                                                 3,877
                                                                      ---------

Cash at end of year                                                   $     685
                                                                      =========

                                 AGTsports, Inc.
                                 Tampa, Florida
                       Statement of Cash Flows (Continued)
                               September 30, 1998



NONCASH FINANCING AND INVESTING ACTIVITIES:

     Common stock issued in connection with the
       settlement of certain accrued liabilities                        $120,005
                                                                        ========

     Common stock issued in connection with the
       settlement of accounts payable                                   $ 57,959
                                                                        ========

     Preferred stock dividends included in accounts payable             $ 36,000
                                                                        ========



SUPPLEMENTAL INFORMATION:

     Interest paid                                                      $  7,065
                                                                        ========

     Taxes paid                                                         $   --
                                                                        ========





Please read accompanying notes.                                              F-6

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AGTsports, Inc. (the "Company") has not sold significant products or services in several years. The Company was incorporated under the laws of the state of Colorado on January 6, 1986 as American Merger Control, Inc. In 1990, the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. (AGT). During the fiscal years ended September 30, 1991 and through September 30, 1998, the Company's business plan was to pursue providing technological and software services to golf and related industries. In 1998, the Company abandoned this business plan. Management of the Company is now pursuing other alternatives such as possible business combinations with other entities.

On January 10, 1997, the Company acquired 100% of the outstanding stock of Tee Times of America, Inc. ("TTA"). TTA's primary business activity is the development of computer software for a golf tee time reservation system (see
Note 2). The operational activities of TTA substantially ceased subsequent to the acquisition and the corporate charter was terminated in February 1999.

In fiscal 1994 and fiscal 1995, the Company established two wholly-owned subsidiaries, AGTsports (Europe) Ltd. and AGTsports Australia Pty. Ltd. During fiscal 1996, AGTsports Australia undertook an unsuccessful public offering which failed to meet the "minimum" and was abandoned in April 1996. Neither company ever achieved operational revenues and the Company suspended their operations in fiscal 1996 due to lack of working capital in order to concentrate on markets within the United States (U.S.). The Australian company was terminated in June 1997. The European subsidiary was terminated in May 1999.

The Company owns 49% of Super Woman Systems, Inc. (SWSI). However, because of uncertainties created by management disagreements and cash flow problems at SWSI, the Company does not expect to realize any benefit from this investment. No income or expense was recognized during the year ended September 30, 1998.

Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred a net loss of $325,206 for the year ended September 30, 1998. At September 30, 1998, the Company has a net working capital deficit of $619,036 and a shareholder's deficit of $679,036, all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however, management does not believe these differences would have a material effect on operating results.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short term, highly liquid investments with maturities of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized when services are rendered or when computer software products are delivered.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Income Taxes

Deferred  tax  assets  and   liabilities  are  recognized  for  the  future  tax
consequences attributable to differences between the carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Comprehensive Income

Financial Accounting Standards No. 130 establishes standards for reporting comprehensive income which is defined as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the income statement. The Company adopted this Standard effective October 1, 1998. During 1998, the Company did not engage in any transactions required to be reported under this new Standard.

Loss Per Share

Loss per common share has been computed based upon the weighted-average number of shares outstanding during the period. Although the Company's preferred stock (Note 2) and options (Note 5) are common stock equivalents, they are antidilutive for the year ended September 30, 1998.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 2 - RELATED PARTY TRANSACTIONS

The Company has an agreement with Devine and Associates, Inc. and B. Mack Devine ("Mr. Devine") (the "Agreement") for Mr. Devine to serve as Chairman of the Board of Directors, President and Chief Executive Officer of the Company through December 31, 2001. B. Mack Devine receives no direct cash compensation from the Company, he is however an officer of Devine and Associates, Inc. The Agreement provides for annual consulting fees payable to Devine and Associates, Inc. beginning January 1, 1997 payable as follows:

           Year Ending December 31,                            Amount
           ------------------------                            ------

                  1997                                       $  100,000
                  1998                                          150,000
                  1999                                          200,000
                  2000                                          250,000
                  2001                                          300,000

In addition, the Agreement provided for an incentive bonus for the year ended December 31, 1996 consisting of 250,000 shares of nondilutive restricted common stock. These shares were issued to Devine and Associates, Inc. Such amount was recorded during the year ended September 30, 1996. Commencing January 1, 1997 the Agreement provided for the payment of an annual cash bonus to Devine and Associates, Inc. equal to 5% of earnings before taxes. In addition, the Agreement provides for stock option incentives to Mr. Devine as follows:

         Effective January 15, 1997 incentive stock options exercisable through January 15, 2002 to purchase up to $100,000 in value of common stock at the closing bid price (approximately 533,300 shares.) In addition, the agreement provides for nonqualified stock options with no expiration date to purchase common stock at the average closing bid price during the twenty trading days immediately preceding the date of grant are to be granted as follows:

                   Date of Grant                          Number of
                    December 31,                           Options
                    ------------                           -------

                        1997                              1,000,000
                        1998                              1,000,000
                        1999                              1,000,000
                        2000                              1,000,000
                        2001                              1,000,000

Mr. Devine resigned as Chairman and CEO effective September 30, 1998. Based on his employment contract, Mr. Devine retains all options granted prior to his resignation. 10 AGTsports, Inc. Tampa, Florida Notes to Financial Statements September 30, 1998

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

Per the Agreement, during the year ended September 30, 1998, fees earned by Devine and Associates, Inc. were as follows:

         Consulting fees                                     $   144,550
         Administration and accounting                             9,280
         Automobile allowance                                      6,500
                                                             -----------

                                                             $   160,330
                                                             ===========

Approximately $102,200 of these fees were converted to a note payable at September 30, 1998.

In addition, Devine and Associates, Inc. was reimbursed for certain expenses incurred on behalf of the Company as follows:

         Travel and entertainment                          $    23,429
         Other                                                   7,428
                                                           -----------

                                                           $    30,857
                                                           ===========

On May 15, 1991, the Company entered into an agreement with American Consolidated Growth Corporation ("AMGC") to acquire the division of AMGC known as Advance Golf Technologies ("AGT") by the issue of 1,585,194 shares of AGT common stock to AMGC. The transaction was valued at predecessor cost. There was no write-up of the asset valuations from this transaction. Pursuant to this agreement, the Management of the Company formally established the "doing business as" or DBA name of Advance Golf Technologies. Through this transaction, AMGC gained substantial control over the Company. At September 30, 1994, AMGC owned 8.37% of the outstanding common stock of the Company.

On September 15, 1995 the Company entered into a resolution agreement with a former affiliate, AMGC to resolve related party activities and outstanding issues between the two companies from prior years. Pursuant to the Agreement, AMGC returned 1,000,000 preferred shares to AGT and forgave an accounts receivable of $671,000 in return for 40% of the then total outstanding and issued common shares of AGT. A second agreement, a joint venture between AGT, AMGC and Global Links Trading Ltd. (GLT) allowed for the payment by GLT of 10% overriding royalties on gross sales of GLT products to AMGC and AGT, respectively, in exchange for the transfer of 100% of AMGC's common AGT shareholdings to GLT and the transfer by AGT of certain non-U.S. contracts and resources to GLT. The common stock issued to AMGC was determined by the amount of debt owed by the Company, net of assets received, or 7,850,000 shares of common stock. Such shares were issued in October 1995. GLT subsequently sold 1,000,000 shares of common stock to third parties. In addition, GLT advanced the Company $172,500 during the year ended September 30, 1996.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

On May 27, 1997, the Joint Venture agreement dated September 15, 1995 between Global Links Trading Ltd., AGTsports, Inc., and AMGC was amended as follows:

          Revenue sharing arrangement was revised to provide for 85% of revenues to the Company and 15% to AMGC.

          GLT exchanged 6,850,000 shares of common stock and a note payable with an outstanding principal balance of $172,500 for 1,000,000 shares of preferred stock plus $15,000. The $15,000 cash payment was applied to the note payable resulting in the settlement of a note payable of $157,500 in connection with this transaction. The preferred stock is convertible at the option of GLT at a ratio of two shares of restricted common stock for each share of preferred stock. The preferred stock bears an aggregate dividend of $3,000 per month for 83 months. As of September 30, 1998, accrued dividend payments of $42,000 were unpaid. Such amounts have been included in accounts payable at September 30, 1998 in the accompanying balance sheet. The amended joint venture agreement provides for a default in the event a preferred stock dividend payment remains unpaid. The agreement requires the Company to reissue all common stock surrendered by GLT under this amendment and all future payments due by the Company shall be suspended.

On July 10, 1998 GLT and the Company entered into a settlement agreement. Significant provisions of the settlement agreement are as follows:

          The Company agreed to pay GLT $1,000 upon execution of the settlement agreement and $10,000 on September 1, 1998. The Company failed to make the September 1, 1998 payment and GLT may, at its sole option, void the settlement agreement and exercise all of its rights under the May 27, 1997 agreement discussed above. The $1,000 is reported as a deposit on the September 30, 1998 balance sheet.

NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:

         Unsecured notes payable due on demand.
           Interest at 10%.                                       $   146,226

         Unsecured notes payable due on demand.
           Non-interest bearing.                                       30,000

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 3 - NOTES PAYABLE (Continued)

         Unsecured notes payable.  Principal and
           accrued interest at 10%, due February
           and September 2000.                                    $    60,000

         Demand note  payable in full on June 10,
           1998 with  interest  at 11.5% payable
           monthly, guaranteed by a stockholder
           of the Company.                                             70,000

         Notes payable for $17,746 and $102,260 for
           services, due December 31, 1998.  Automatically
           renewing for 60 and 90 days, respectively.  If
           not paid by December 31, 1998, the notes will
           accrue interest at 12% as of July 1999.  No
           payments have been made.                                   120,006

         Other                                                          5,393
                                                                   ----------

         Total notes payable                                          431,625
         Less current portion                                         371,625
                                                                   ----------
         Total long-term debt                                      $   60,000
                                                                   ==========

Required payments on long-term debt are as follows:

             September 30,
             -------------

               1999                                              $  371,625
               2000                                                  60,000
                                                                -----------

                                                                $   431,625
                                                                ===========

As of September 30, 1998, $58,950 of interest was accrued related to these notes.

With the exception of the $30,000 in unsecured non-interest bearing notes, the fair value of these obligations approximates fair market value based on current market rates. Because the non-interest bearing notes have no fixed maturity, it is impossible to determine a fair value for these non-interest bearing obligations.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998


NOTE 4 - COMMITMENTS AND CONTINGENCIES

The former president of the Company resigned effective March 1, 1998. A claim was filed with the Oklahoma Department of Labor with respect to accrued unpaid wages and expenses incurred on behalf of the Company for an aggregate total of $14,615. In addition, the former president's employment agreement provided for 200,000 stock options to be granted annually beginning December 31, 1997 through December 31, 2001. The options are exercisable at the average closing bid price during the twenty trading days immediately preceding the date of grant. The options are exercisable for a period of five years following the date of grant. Although the Company is in dispute with the former president as to whether the former president is entitled to common stock options subsequent to employment termination, the options have been accrued as of September 30, 1998.

Accounts  payable  includes  $61,430  due to one of the  Company's  vendors.  In
February 1999, the vendor obtained a judgement against the Company for this amount. In addition, the Company must pay interest on the unpaid judgement at 8% per annum.

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

The Company, may, have violated certain Federal and State laws in connection with certain 1997 sales of common stock. Certain of the possible violations are discussed below.

The Company's sales of common stock to approximately thirty persons aggregating $477,950 in 1997 might be deemed to be in violation of Section 5 of the Securities Act of 1993 as amended (the 93 Act). The Company has not complied with the provisions of either Rule 505 or 506 and no Form D or other similar fillings  have been made  which  claim or  substantiate  the  availability  of a registration exemption under certain Federal and State securities laws. Violation of Section 5 of the Act entities the purchaser of the security to recover from the Company the consideration paid for the security together with interest thereon. The Company may also have violated certain Blue-Sky laws of the various states, in which investors reside.

The Company sold certain common stock in 1997 and the purchasers were given contractual nondilutive rights in the event of a reverse split or similar common stock adjustment. The Company's Articles of Incorporation do not permit the sale of nondilutive common stock.

The Company has taken actions which it believes, based on the advice of legal council, may cure the above securities law and corporate law violations as well as any additional securities and corporate law violations that may have occurred. However, the effect on the Company, if any, as a result of the ultimate disposition of these matters cannot be determined.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 5 - STOCK BASED COMPENSATION AND STOCK OPTIONS

On August 29, 1996 the Company's Board of Directors approved a director stock option plan whereby 417,964 shares were reserved for grant to members of the board of directors. The exercise price will be the average stock price during the twenty trading days immediately preceding the grant. No common stock options were granted in connection with this plan during the year ended September 30, 1998.

In addition, the Company has stock option plans under which certain key employees may be granted options to purchase shares of Company common stock which are exercisable at market value at the date of grant. Options generally vest immediately and either have no expiration date or expire five years from the date of the grant.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 1998. Had compensation for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income would not have changed.

The following is a summary of the status of the Company's stock option plans as of September 30, 1998:

                                                   Number         Option Price
                                                 of Shares         Per Share
                                                 ---------         ---------

         Outstanding at 9/30/97                    908,333        $ .19 to .35
         Granted                                 1,200,000                 .13
         Exercised                                       -                   -
         Expired                                  (375,000)                .35
                                                ----------      --------------

                                                 1,733,333        $ .13 to .19
                                                ==========        ============

In addition, during fiscal 1997 certain purchasers of common stock were granted 875,250 options to purchase one share of common stock for each dollar invested. Such options expire five years from the date of grant and are exercisable at 50% of the market value of the common stock on the day of exercise. In addition, 175,000 options were issued to the selling shareholders of TTA. Such options are exercisable at $1 per share. At September 30, 1998, 518,250 options are outstanding with respect to options granted in connection with certain 1997 common stock sales and to the selling shareholders of TTA.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998


NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are:

         Deferred tax assets:
           Net operating loss carryforwards                   $ 4,852,854
           Goodwill                                                18,413
                                                              -----------

         Total gross deferred tax assets                        4,871,267

         Less valuation allowance                              (4,871,267)
                                                              -----------

         Net deferred tax assets                              $     --
                                                              ===========

A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. Based on the Company's history of operating losses and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required. Both the deferred tax asset and related valuation allowance decreased by approximately $3,600,000 because of a change in assumptions about the tax rate which will apply when the differences reverse. The change in assumptions has no effect on the financial statements.

At September 30, 1998, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $22,753,000. These carryforwards will expire in the following fiscal years:

      Fiscal Year                                            Amount
      -----------                                            ------

         2004                                            $  1,376,000
         2006                                               1,182,000
         2007                                               7,590,000
         2008                                               3,789,000
         2009                                               5,206,000
         2010                                               3,026,000
         2011                                                  92,000
         2012                                                 492,000
                                                         ------------

                                                         $ 22,753,000
                                                         ============

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                               September 30, 1998



NOTE 7 - DEBT FORGIVENESS

During the fiscal year ended September 30, 1998, the Company continued negotiations to consolidate operations and terminate all subsidiaries. In connection with these efforts, the Company was able to obtain forgiveness of approximately $94,000 in accounts payable and accrued expenses related to these subsidiaries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-KSB report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AGTsports, Inc.

Dated:  July 29, 1999                      By:  /s/  Cory J. Coppage
                                                --------------------------------
                                                President



Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated:  July 29, 1999                      By:  /s/  Cory J. Coppage
                                                --------------------------------
                                                President

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------  ---------------------------------------------------------------

(a)(1) and (a)(2) List of Financial Statements and Schedules (a)(3) List of Exhibits (in accordance with Item 601 of Regulation S-B).

Exhibit Number        Description of Exhibit
--------------        ----------------------

3.1                   Articles of Incorporation of the Company*
3.2                   Bylaws of the Company**
27                    Financial Data Schedule

* (Incorporated by reference to the Company's Form S-18 Registration Statement of American Merger Control, Inc. filed with the Commission in 1986 and to the Form 10-K for the fiscal year ended September 30, 1992 filed with the Commission on or about March 10, 1993.)

** Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914.