Form 10QSB
period 1998-12-31
AGTSPORTS INC
filed 1999-08-02
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 1998

                         Commission File Number 0-16447


                                 AGTsports, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                              84-1022287
        --------                                              ----------
(State of incorporation)                            (I.R.S. Employer ID Number)


                  621 17th Street, Suite 1730, Denver, CO 80293
                  ---------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (303) 297-9656
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]




As of December 31, 1998, 26,138,747 common shares, $0.01 par value per share, were outstanding.

                                 AGTsports, Inc.


                                      INDEX


Part I                     FINANCIAL INFORMATION

         Item 1.           Consolidated Balance Sheets                       3
                           December 31, 1998 and September 30, 1998

                           Consolidated Statements of Operations             4
                           Three Months Ended December 31, 1998 and 1997

                           Consolidated Statements of Cash Flows             5
                           Three Months Ended December 31, 1998 and 1997

         Item 2.           Management's Discussion and Analysis              6



Part II                    OTHER INFORMATION

         Item 1.           Legal Proceedings                                 7

         Item 2.           Changes in Securities                             7

         Item 3.           Default on Senior Securities                      7

         Item 4.           Submission of Matters to a Vote of
                           Security Holders                                  7

         Item 5.           Other Information                                 7

         Item 6.           Exhibits and Reports on Form 8-K                  7


Part III                   SIGNATURES                                        8

                           Exhibit  27



PART 1,  ITEM 1.
                                               AGTsports, Inc.
                                     (and Wholly Owned Subsidiaries)

                                         CONSOLIDATED BALANCE SHEET

                                                                 December 31, 1998      September 30, 1998
                                                                 -----------------      ------------------
                                                                   (unaudited)
Assets:
Current assets
         Cash                                                      $      2,121            $        685
         Prepaid expenses                                                  --                      --
                  Total current assets                             $      2,121            $        685
                                                                   ------------            ------------

Other assets                                                       $       --                     1,000

            Total Assets                                           $      2,121            $      1,685
                                                                   ============            ============

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
         Accounts payable                                          $    242,351            $    201,525
         Accrued expenses                                               123,687                  58,900
         Note payable - current                                         371,625                 371,625
                                                                   ------------            ------------
             Total current liabilities                             $    666,038            $    632,050
                                                                   ------------            ------------

Stockholders' Equity (Deficit):
         Preferred Stock, $1.00 par value; 5,000,000
         Authorized; 1,000,000 shares issued and outstanding
         As of March 31, 1999                                      $  1,000,000            $  1,000,000

Common Stock, $.001 par value;
         50,000,000 shares authorized
         26,138,747 shares issued and outstanding
         as of December 1998, and 24,871,947
         issued and outstanding as of September 30, 1998                 26,138                  27,555
Treasury Stock                                                          (17,459)                (17,459)
Additional paid-in capital                                         $ 22,653,473            $ 22,392,893
                                                                    (23,450,692)            (23,720,819)
                                                                   ------------            ------------
Accumulated deficit                                                    (801,244)            (24,082,025)
                                                                   ------------            ------------

         Total shareholder's deficit                                   (735,454)               (690,365)

         Total liabilities and shareholders' deficit               $      2,121            $      4,458
                                                                   ============            ============






                                                AGTsports, Inc.
                                     (and Wholly Owned Subsidiaries)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                      Three Months Ended                      Six Months Ended
                                                          December 31                           December 31
                                                          -----------                           -----------

                                                    1998               1997                1998                1997
                                                    ----              -----                ----                ----

Operating Revenues                             $       --          $       --          $       --          $       --
Expenses:
Salaries and Wages                                   15,000              51,874              15,000              61,557

Professional Services                                18,765              16,401              18,765              44,935

General and administrative expenses                  12,606              25,103              12,606              49,451
Depreciation and amortization                          --                   734                --                 3,833
Research and Development                               --                14,284                --                35,536
Travel and Entertainment                               --                16,162                --                26,976
                                               ------------        ------------        ------------        ------------
Total Expenses                                       46,371             124,558              75,321             222,288
Operating Income (Loss)                            (102,744)           (106,519)           (189,582)           (204,249)

Other Income (Expenses)
Interest                                            (11,834)            (12,831)            (36,989)             44,746
Other                                                  --                  --                  --                  --
                                               ------------        ------------        ------------        ------------


Total Other Income (Expenses)                       (11,834)            (12,831)            (36,989)             44,746

Net Income (Loss) Before Extraordinary
 Items And Provision for Income Taxes              (116,221)           (119,350)           (232,953)           (248,995)
Extraordinary Items                                    --                  --                  --                  --
                                               ------------        ------------        ------------        ------------
Net Income (Loss)                                  (116,221)           (119,350)            (36,989)           (248,995)

Income (loss) per common share
Before Extraordinary Items                              -0-                 -0-                 -0-                (.01)
Extraordinary Items Per Common Share                    -0-                 -0-                 -0-                 -0-

Net Income (loss) per Common Share                      -0-                 -0-                 -0-                (.01)

Weighted Average Shares
of Common Stock Outstanding                      28,623,743          29,518,172          28,623,743          29,518,172






                                             AGTsports, Inc.
                                   (and Wholly Owned Subsidiaries)

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                                                    Three Months Ended
                                                                                        December 31,

                                                                                 1998                    1997
                                                                                 ----                    ----
Cash Flows From Operating Activities
  Net loss                                                                   $  (259,721)           $  (248,995)
Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                              --                    3,833
         Common Stock issued for Services                                           --                     --
         Common Stock issued for Obligations                                        --                   32,876
         Common Stock issued for Investment                                         --                     --
         Forgiveness of Debt                                                        --                     --
         (Increase) Decrease in Other Assets                                     128,561
         Increase (Decrease) in Accounts Payable                                 (61,420)               (12,192)
         Increase (Decrease) in Other Liabilities                               (558,000)            (1,200,000)
             Net Cash Provided (Used) in operating activities                     34,211               (128,793)

Cash Flows From Investing Activities                                                                        -0-

Cash Flows From Financing Activities:
  Principal payments on long-term debt                                                                 (108,659)
  Proceeds from issuance of Capital Stock                                                               230,575
Net cash provided by (used in) financing activities                                                     121,916
Net increase (decrease) in cash                                                                          (6,877)


Cash at Beginning of the Year                                                     34,807                 16,486

Cash at December 31,                                                         $     2,121            $     9,609
                                                                             -----------            -----------


                                                          5

                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Management Representation

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended September 30, 1998.

ITEM 2: Management's Discussion and Analysis

     In the fiscal quarter ending December 31, 1998, the Company was primarily engaged in the restructuring of operations. For the three month period ended December 31, 1998, the Company produced no revenues and incurred a net loss of ($27,987). The Company has abandoned its former sports technology business plan in favor of pursuing a potential merger or business combination with other entities as yet unidentified. In the opinion of management, the Company has not improved significantly as compared to the same period last year when it reported a net loss of $119,350.

     The Company has experienced ongoing working capital shortages that have limited its ability to pursue new business strategies. During the Quarter ended December 31, 1998, the Company is attempting to secure a certified independent audit and to complete related financial reports in preparation of negotiating new business agreements, and hiring new management. These efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. However, no assurance can be provided the Company will be successful in these endeavors.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on December 31, 1998 was $2121.

     Provided new sources of working capital can be secured, in the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1.  Legal Proceedings

     During the quarter ended December 31, 1998, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.


ITEM 2.  Changes in Securities

     During the Quarter ended December 31, 1998, the Company issued no shares of it's restricted common stock for debt reduction, acquisitions, and general working capital.

ITEM 3.  Default on Senior Securities.

     As of December 31, 1998, the Company is in arrears on notes payable and related interest and has subsequently entered into negotiations to settle the arrearages through conversion into the Company's restricted common stock.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.  Other Information.

     As of December 31, 1998, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6.  Exhibits and Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AGTsports, Inc.

Dated:  July 29, 1999                       By:  /s/  Cory J. Coppage
                                                 -------------------------------
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  July 29, 1999                       By:  /s/  Cory J. Coppage
                                                 -------------------------------
                                                 President