Form 10QSB
period 1999-03-31
AGTSPORTS INC
filed 1999-08-02
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 1999


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

                                 Yes [ ] No [X]




As of March 31, 1999,27,450,941 common shares, $0.10 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX



Part I                     FINANCIAL INFORMATION

         Item 1.           Consolidated Balance Sheets                     3
                           March 31, 1999 and September 30, 1998

                           Consolidated Statements of Operations           4
                           Six Months Ended March 31, 1999 and 1998

                           Consolidated Statements of Cash Flows           5
                           Six Months Ended March 31, 1999 and 1998

         Item 2.           Management's Discussion and Analysis            6



Part II                    OTHER INFORMATION

         Item 1.           Legal Proceedings                               7

         Item 2.           Changes in Securities                           7

         Item 3.           Default on Senior Securities                    7

         Item 4.           Submission of Matters to a Vote
                           of Security Holders                             7

         Item 5.           Other Information                               7

         Item 6.           Exhibits and Reports on Form 8-K                7


Part III                   SIGNATURES                                      8

                           Exhibit  27




PART 1,  ITEM 1.
                                                     AGTsports, Inc.
                                             (and Wholly Owned Subsidiaries)

                                                CONSOLIDATED BALANCE SHEET

                                                                   March 31, 1999       September 30, 1998
                                                                   --------------       ------------------
                                                                   (unaudited)
Assets:
Current assets
         Cash                                                      $        485            $        685
         Prepaid expenses                                                  --                         0
                  Total current assets                             $        485            $        685
                                                                   ------------            ------------

Other assets                                                       $       --                     1,000

            Total Assets                                           $        485            $      1,685
                                                                   ============            ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                          $    242,351            $    201,525
         Accrued expenses                                               123,687                  58,900
         Note payable - current                                         371,625                 371,625
                                                                   ------------            ------------
             Total current liabilities                             $    366,038            $    632,050
                                                                   ------------            ------------

Stockholders' Equity (Deficit):
         Preferred Stock, $1.00 par value; 5,000,000
         Authorized; 1,000,000 shares issued and outstanding
         As of March 31, 1999                                      $  1,000,000            $  1,000,000

Common Stock, $.001 par value;
         50,000,000 shares authorized
         27,450,941 shares issued and outstanding
         as of March 31, 1999, and 24,871,947
         issued and outstanding as of September 30, 1998                 27,555
                                                                                                 27,555
Treasury Stock                                                          (17,459)                (17,459)
Additional paid-in capital                                         $ 22,653,473            $ 22,392,893
                                                                    (23,450,692)            (23,720,819)
                                                                   ------------            ------------
Accumulated deficit                                                    (801,244)            (24,082,025)
                                                                   ------------            ------------

         Total shareholder's deficit
                                                                       (735,454)               (690,365)

         Total liabilities and shareholders' deficit               $        485            $      4,458
                                                                   ============            ============




                                                        AGTsports, Inc.
                                              (and Wholly Owned Subsidiaries)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                                       Three Months Ended                      Six Months Ended
                                                           March 31                                March 31
                                                           --------                                --------

                                                    1999               1998                 1999               1998
                                                    ----               ----                 ----               ----

Operating Revenues                             $       --          $       --          $       --          $       --
------------------
Expenses:
Salaries and Wages                                   15,000              51,874              15,000              61,557

Professional Services                                18,765              16,401              18,765              44,935

General and administrative expenses                  12,606              25,103              12,606              49,451
Depreciation and amortization                          --                   734                --                 3,833
Research and Development                               --                14,284                --                35,536
Travel and Entertainment                               --                16,162                --                26,976
                                               ------------        ------------        ------------        ------------
Total Expenses                                       46,371             124,558              75,321             222,288
Operating Income (Loss)                            (102,744)           (106,519)           (189,582)           (204,249)

Other Income (Expenses)
Interest                                            (11,834)            (12,831)            (36,989)             44,746
Other                                                  --                  --                  --                  --
                                               ------------        ------------        ------------        ------------

Total Other Income (Expenses)                       (11,834)            (12,831)            (36,989)             44,746

Net Income (Loss) Before Extraordinary
 Items And Provision for Income Taxes              (116,221)           (119,350)           (232,953)           (248,995)
Extraordinary Items                                    --                  --                  --                  --
                                               ------------        ------------        ------------        ------------
Net Income (Loss)                                  (116,221)           (119,350)            (36,989)           (248,995)

Income (loss) per common share
Before Extraordinary Items                              -0-                 -0-                 -0-                (.01)
Extraordinary Items Per Common Share                    -0-                 -0-                 -0-                 -0-

Net Income (loss) per Common Share                      -0-                 -0-                 -0-                (.01)

Weighted Average Shares
of Common Stock Outstanding                      28,623,743          29,518,172          28,623,743          29,518,172





                                                          AGTsports, Inc.
                                               (and Wholly Owned Subsidiaries)

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                                       Six Months Ended
                                                                                            March 31,
                                                                                  1999                    1998
                                                                                  ----                    ----
Cash Flows From Operating Activities
  Net loss                                                                    $  (259,721)           $  (248,995)
Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                               --                    3,833
         Common Stock issued for Services                                            --                     --
         Common Stock issued for Obligations                                         --                   32,876
         Common Stock issued for Investment                                          --                     --
         Forgiveness of Debt                                                         --                     --
         (Increase) Decrease in Other Assets                                      128,561
         Increase (Decrease) in Accounts Payable                                  (61,420)               (12,192)

         Increase (Decrease) in Other Liabilities                                (558,000)            (1,200,000)
                                                                              -----------            -----------
             Net Cash Provided (Used) in operating activities                      34,211               (128,793)

Cash Flows From Investing Activities                                                  -0-                    -0-

Cash Flows From Financing Activities:
  Principal payments on long-term debt                                                                  (108,659)
  Proceeds from issuance of Capital Stock                                                                230,575
             Net cash provided by (used in) financing activities                                         121,916
Net increase (decrease) in cash                                                                           (6,877)

Cash at Beginning of the Year                                                       2,121                 16,486
                                                                              -----------            -----------

Cash at March 31, 1999                                                        $       485            $     9,609
                                                                              -----------            -----------


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

ITEM 2:  Management's Discussion and Analysis

     In the fiscal quarter ending March 31, 1999, the Company was primarily engaged in the restructuring of operations. For the three month period ended March 31, 1999, the Company had limited revenues and a net loss of ($27,987). The Company has abandoned its former sports technology business plan in favor of pursuing a potential merger or business combination with other entities as yet unidentified. In the opinion of management, the Company has not improved significantly as compared to the same period last year when it reported a net loss of $119,350.

     The Company has experienced ongoing working capital shortages that have limited its ability to pursue new business strategies. During the Quarter ended March 31, 1999, the Company is attempting to secure a certified independent audit and to complete related financial reports in preparation of negotiating new business agreements, and hiring new management. These efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. However, no assurance can be provided the Company will be successful in these endeavors.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on March 31, 1999 was $ 485.

     Provided new sources of working capital can be secured, in the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1.  Legal Proceedings


         During the quarter ended March 31, 1999, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2.  Changes in Securities

     During the Quarter ended March 31, 1999, the Company issued no shares of it's restricted common stock for debt reduction, acquisitions, and general working capital.

ITEM 3. Default on Senior Securities.

     As of March 31, 1999, the Company is in arrears on notes payable and related interest and has subsequently entered into negotiations to settle the arrearages through conversion into the Company's restricted common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.  Other Information.

     As of March 31, 1999, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6. Exhibits and Reports on Form 8-K

     None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AGTsports, Inc.

Dated:  July 29, 1999                       By:  /s/  Cory J. Coppage
                                                 ------------------------------
                                                 President


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