Form 10QSB
period 1999-06-30
AGTSPORTS INC
filed 2000-01-13
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending June 30, 1999

                         Commission File Number 0-16447


                                 AGTsports, Inc.
             (Exact name of registrant as specified in its charter)


        Colorado                                              84-1022287
(State of incorporation)                             (I.R.S. Employer ID Number)


               7255 E. Quincy Avenue, Suite 550, Denver, CO 80237
               (Address of principal executive offices) (zip code)


                                 (303) 297-9656
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes [ ]                                  No [X]




As of June 30, 1999, 27,450,941 common shares, $0.10 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I            FINANCIAL INFORMATION

         Item 1.  Consolidated Balance Sheets                              3
                  June 30, 1999 and September 30, 1998

                  Consolidated Statements of Operations                    4
                  Nine Months Ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows                    5
                  Nine Months Ended June 30, 1999 and 1998

         Item 2.  Management's Discussion and Analysis                     6



Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                        7

         Item 2.  Changes in Securities                                    7

         Item 3.  Default on Senior Securities                             7

         Item 4.  Submission of Matters to a Vote of Security Holders      7

         Item 5.  Other Information                                        7

         Item 6.  Exhibits and Reports on Form 8-K                         7


Part III          SIGNATURES                                               8

                  Exhibit  27



PART 1,  ITEM 1.
                                            AGTsports, Inc.
                                    (and Wholly Owned Subsidiaries)

                                      CONSOLIDATED BALANCE SHEET
                                                ASSETS

                                                                   June 30, 1999    September 30,1998
                                                                   -------------    -----------------
                                                                   (unaudited)
Assets:
-------
Current assets
         Cash                                                      $        485        $        685
         Prepaid expenses                                                  --                     0
                  Total current assets                             $        485        $        685
                                                                   ------------        ------------

Other assets                                                       $       --                 1,000

            Total Assets                                           $        485        $      1,685
                                                                   ============        ============

                                LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
         Accounts payable                                          $    242,351        $    201,525
         Accrued expenses                                               123,687              58,900
         Note payable - current                                         371,625             371,625
                                                                   ------------        ------------
             Total current liabilities                             $    366,038        $    632,050
                                                                   ------------        ------------

Stockholders' Equity (Deficit):
         Preferred Stock, $1.00 par value; 5,000,000
         Authorized; 1,000,000 shares issued and outstanding
         As of June 30, 1999                                       $  1,000,000        $  1,000,000

Common Stock, $.001 par value;
         50,000,000 shares authorized
         27,450,941 shares issued and outstanding
         as of June 30, 1999, and 24,871,947
         issued and outstanding as of September 30, 1998                 27,555              27,555
Treasury Stock                                                          (17,459)            (17,459)
Additional paid-in capital                                         $ 22,653,473        $ 22,392,893
                                                                    (23,450,692)        (23,720,819)
                                                                   ------------        ------------
Accumulated deficit                                                    (801,244)        (24,082,025)
                                                                   ------------        ------------

         Total shareholder's deficit                                   (735,454)           (690,365)

         Total liabilities and shareholders' deficit               $        485               4,458
                                                                   ============        ============

                                                  3


                                          AGTsports, Inc.
                                  (and Wholly Owned Subsidiaries)

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                Three Months Ended              Six Months Ended
                                                     June 30                        June 30
                                                     -------                        -------

                                              1999            1998           1999            1998
                                              ----            ----           ----            ----

Operating Revenues                       $       --      $       --      $       --      $       --
------------------
Expenses:
---------
Salaries and Wages                             15,000          51,874          15,000          61,557
Professional Services                          18,765          16,401          18,765          44,935
General and administrative expenses            12,606          25,103          12,606          49,451
Depreciation and amortization                    --               734            --             3,833
Research and Development                         --            14,284            --            35,536
Travel and Entertainment                         --            16,162            --            26,976
                                         ------------    ------------    ------------    ------------
     Total Expenses                            46,371         124,558          75,321         222,288
Operating Income (Loss)                      (102,744)       (106,519)       (189,582)       (204,249)

Other Income (Expenses)
Interest                                      (11,834)        (12,831)        (36,989)         44,746
Other                                            --              --              --              --
                                         ------------    ------------    ------------    ------------

Total Other Income (Expenses)                 (11,834)        (12,831)        (36,989)         44,746

Net Income (Loss) Before Extraordinary
 Items And Provision for Income Taxes        (116,221)       (119,350)       (232,953)       (248,995)
Extraordinary Items                              --              --              --              --
                                         ------------    ------------    ------------    ------------
Net Income (Loss)                            (116,221)       (119,350)        (36,989)       (248,995)

Income (loss) per common share
Before Extraordinary Items                        -0-             -0-             -0-            (.01)

Extraordinary Items Per Common Share              -0-             -0-             -0-             -0-

Net Income (loss) per Common Share                -0-             -0-             -0-            (.01)

Weighted Average Shares
of Common Stock Outstanding                28,623,743      29,518,172      28,623,743      29,518,172




                                                4


                                        AGTsports, Inc.
                                (and Wholly Owned Subsidiaries)

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                                         Nine Months Ended
                                                                             June 30,
                                                                             --------

                                                                       1999           1998
                                                                       ----           ----
Cash Flows From Operating Activities
  Net loss                                                         $  (259,721)   $  (248,995)
Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
         Depreciation and amortization                                    --            3,833
         Common Stock issued for Services                                                --
         Common Stock issued for Obligations                              --           32,876
         Common Stock issued for Investment                               --             --
         Forgiveness of Debt                                              --             --
         (Increase) Decrease in Other Assets                                          128,561
         Increase (Decrease) in Accounts Payable                       (61,420)       (12,192)
         Increase (Decrease) in Other Liabilities                     (558,000)    (1,200,000)
                                                                   -----------    -----------
             Net Cash Provided (Used) in operating activities           34,211       (128,793)

Cash Flows From Investing Activities                                                      -0-
 Cash Flows From Financing Activities:
  Principal payments on long-term debt                                               (108,659)
  Proceeds from issuance of Capital Stock                                             230,575
            Net cash provided by (used in) financing activities                       121,916
Net increase (decrease) in cash                                                        (6,877)

Cash at Beginning of the Year                                            2,121         16,486
                                                                   -----------    -----------

Cash at June 30, 1999                                              $       485    $     9,609
                                                                   -----------    -----------





                                              5

                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Management Representation Note 1.

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

ITEM 2:    Management's Discussion and Analysis

     In the fiscal quarter ending June 30, 1999, the Company was primarily engaged in the restructuring of operations. For the nine month period ended June 30, 1999, the Company had limited revenues and a net loss of ($27,987). The Company has abandoned its former sports technology business plan in favor of pursuing a potential merger or business combination with other entities as yet unidentified. In the opinion of management, the Company has not improved significantly as compared to the same period last year when it reported a net loss of $119,350.

     The Company has experienced ongoing working capital shortages that have limited its ability to pursue new business strategies. During the Quarter ended June 30, 1999, the Company is attempting to secure a certified independent audit and to complete related financial reports in preparation of negotiating new business agreements, and hiring new management. These efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. However, no assurance can be provided the Company will be successful in these endeavors.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on June 30, 1999 was $485.

     Provided new sources of working capital can be secured, in the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1.    Legal Proceedings

     During the quarter ended June 30, 1999, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2.    Changes in Securities

     During the Quarter ended June 30, 1999, the Company issued no shares of it's restricted common stock for debt reduction, acquisitions, and general working capital.

ITEM 3.    Default on Senior Securities.

     As of June 30, 1999, the Company is in arrears on notes payable and related interest and has subsequently entered into negotiations to settle the arrearages through conversion into the Company's restricted common stock.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5.    Other Information.

     As of June 30, 1999, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6.    Exhibits and Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AGTsports, Inc.

Dated:  June 30, 1999                          By: /s/ Cory J. Coppage
                                                      President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  June 30, 1999                          By: /s/ Cory J. Coppage
                                                      President