Form 10KSB40
period 1999-09-30
AGTSPORTS INC
filed 2000-01-13
CIK 791118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ending September 30, 1999
                         Commission File Number 0-21914

                                 AGTsports, Inc.
               (Exact name of Issuer as specified in its charter)

        Colorado                                         84-1022287
(State of incorporation)                    (I.R.S. Employer Identification No.)

               7255 E. Quincy Avenue, Suite 550, Denver, CO 80237
               (Address of principle executive offices) (Zip Code)

                                 (303) 437-9434
                 (Issuer's telephone number including area code)

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

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of September 30, 1999, was $512,025. A total of 25,601,260 shares were owned by non-affiliates as of September 30, 1999.

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 1999 was 27,554,726 shares. Transitional Small Business Disclosure (check one): Yes ( ) No ( X )

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None.

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



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

Item 1. Description of Business.
--------------------------------

     AGTsports, Inc. (the "Company") is an early development stage company first incorporated in Colorado on January 6, 1986 as American Merger Control, an investment holding company designed to invest in all types of assets, businesses and/or properties. During the period from September 30, 1991 to September 30, 1998, the Company's business plan was to provide software and technology services and products to golf and sports industries.

     Due to the Company's inability to successfully develop its technology products and bring them to market, the Company abandoned its former business plan and discontinued all research and development efforts in the technology field in fiscal 1998. During fiscal 1999, and as of the date of filing of this report, the Company has no underlying business, assets or investments. The Company implemented a restructuring plan during fiscal 1999 designed to maintain the public holding company with the goal of pursuing new business opportunities. While management continues to negotiate with third parties to acquire potential new businesses, investments or sources of revenue, the Company continues to experience severe financial difficulties. The Company can provide no assurances that management will be successful in these endeavors. In addition, the auditors of the Company have raised considerable doubt as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements, Note 1.").

Business of the Issuer

     AGTsports, Inc. (the "Company") is an investment holding company formerly engaged in developing technology applications for the sports and recreation industries. From September 30, 1998 to present, the Company suspended its former business operations and was primarily engaged in restructuring efforts, namely, to negotiate the settlement of past liabilities, to secure an independent certified audit of operations for fiscal 1998 and fiscal 1999, and to complete and update the Company's public filing documents. Subsequent to fiscal year ended September 30, 1999, the Company continues to explore proposed business combinations with as yet unidentified third parties for the purpose of acquiring new sources of revenue and to increase shareholder value. The Company can provide no assurances that management will be successful in these endeavors.

Management and Executive Offices of AGT

     The Company maintains an administrative office at 7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237. Telephone: (303) 437-9434, Fax: (303)
691-8884, Email: AGTOFFICE@AOL.COM. During fiscal 1999, no overhead or rent was charged to the Company for the use of this office.

Subsequent Events

     On December 16, 1999, the Company completed a settlement agreement with a shareholder of the Company to cancel and retire all shares of its issued and outstanding preferred stock. Pursuant to the conversion terms of the Company's preferred shares, the Company converted 1,000,000 shares of non-voting preferred stock on a one-for-one basis into 1,000,000 restricted shares of the Company's voting common stock. In addition, the Company satisfied payment of accrued preferred stock dividends due of $87,000 by the issuance of 2,695,203 restricted common shares to the shareholder.

     On December 31, 1999, the Company completed settlement agreements with 12 debt holders of the Company to retire outstanding loans and other debts totaling more than $400,000. Pursuant to the terms of the agreements, in lieu of cash payment the Company issued 9,294,866 restricted common shares to the debt holders in exchange for cancellation of the debts.

Compliance with Government Regulations

     The operations of AGT do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 Federal Family Medical Leave Act ("FMLA"). As of September 30, 1999, AGT fully complies with the terms of this legislation as a U.S. employer.

Research and Development Costs

     As of September 30, 1999, the Company is not engaged in material research and development activities and has not incurred related material R&D costs in the prior three fiscal periods.

Trademarks and Trade Names.

     The Company has no trademarks, copyrights, or patents. A former patent on the "Micro-Caddie" golf distance measuring device, U.S. Patent #5,644,880, expired or has been suspended due to the Company's inability to pay related filing and legal expenses. In fiscal 1998, the Company terminated development efforts in the golf technology marketplace.

Compliance with Environmental Laws and Regulations

     The Company does not believe that it is subject to any local, state and federal statutory and regulatory requirements with respect to environmental safety.

Employees

     During the period ending September 30, 1999, the Company had no employees. Subsequent to fiscal year ending September 30, 1998, all employees resigned and the Company hired Cory J. Coppage as a paid consultant to oversee restructuring measures as described above. (See "Directors and Executive Officers of the Registrant Biographical Information").

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

Item 2. Description of Property
-------------------------------

     During fiscal 1999, the Company maintained an administrative office located at 7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237. Telephone: (303) 437-9434, Fax: (303) 691-8884, Email: AGTOFFICE@AOL.COM. During fiscal 1999, no overhead or rent was charged to the Company for the use of this office. The Company maintains no operating leases as of September 30, 1999.

Item 3. Legal Proceedings
-------------------------

     During fiscal 1999, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

     On February 19, 1999, a civil judgment of $65,003 was awarded in Arapahoe County Court, Colorado, to Bloomberg Communications Corporation for services provided to the Company in prior years. As of the date of filing of this report, management is negotiating with representatives of Bloomberg concerning payment of the obligation and cancellation of the judgment. The Company is unable to determine whether it will be successful and the auditors of the Company have recorded the item on the Company's financial statements as an accounts payable.

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     During fiscal year ended September 30, 1999, there were no matters submitted to a vote of the Stockholders.


                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

Market Information

     In fiscal 1999, the Company's common stock, par value $.001 per share ("Common Stock") traded in the over-the-counter market, NASDAQ, (OTC-BB) under the stock trading symbol "AGTP."

                                                                   (1) Bid
                                                                       ---
           Quarter Ending                   (2) High            (3) Low
           --------------                       ----                ---

           September 30, 1999                 $   0.02              .00
           June 30, 1999                          0.06              .02
           March 31, 1999                         0.03              .00
           December 31, 1998                      0.03              .00
           September 30, 1998                 $   0.02              .00
           June 30, 1998                          0.08              .02
           March 31, 1998                         0.11              .08
           December 31, 1997                      0.13              .11
           September 30, 1997                 $   0.18              .14


(1) Such over-the-counter market quotations reflect inter-dealer prices, without any retail markup, markdown, or commission and may not necessarily represent actual transactions.

(2)(3) At the time of this report, the only activities in the Company's trading Common stock, of which the Company is aware, is by Broker/Dealers known as wholesalers. Consequently, there has been little or no retail trading activity in the Company's securities during the fiscal year ended September 30, 1999. The quotes shown above were arrived at by averaging the bid and the ask price in the marketplace during these periods and are provided for informational purposes only. The Company believes these quotes to be estimates and therefore should not be relied upon for investment purposes.

Holders of Record

     As of September 30, 1999, there were approximately 900 shareholders of record of Common Stock.

Dividends

     For the fiscal years 1998 and 1999, no dividends were declared or issued by the Company, excepting dividends on 1,000,000 issued and outstanding preferred shares as described in the "Notes to Consolidated Financial Statements, Note 2."). Due to insufficient capital resources, the Company has been unable to declare or pay dividends. Subsequent to fiscal year end 1999, on December 16, 1999, the Company completed a settlement agreement with a shareholder of the Company to satisfy payment of preferred stock dividends due of $87,000 by the issuance of 2,695,203 restricted common shares to the shareholder. The preferred stock was cancelled and no dividends are due or outstanding as of the date of filing of this report. There are no contractual or written limitations concerning the Company's declaration of dividends in the by-laws or records of the Company.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the fiscal year ending at September 30, 1999, the Company incurred a sizable net loss and had a substantial working capital deficit. There is no assurances that the Company will be successful in its plans developed with the intent of remedying these conditions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Independent Auditor's Report and "Notes to Financial Statements, Note 1" included herein. The financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

     Following a change in management and the termination of former unprofitable business activities of the Company, net loss decreased from $336,535 in fiscal 1998 to $94,352 in fiscal 1999. The Company produced no revenues in fiscal
1999 or fiscal 1998, as compared to revenues of $63,304 in fiscal 1997. For the year ended September 30, 1999, operating expenses were $37,989 and interest expenses totaled $56,363. In the opinion of management, the Company has not progressed significantly in its operations over prior periods. Pursuant to settlement agreements completed at December 31, 1999, outstanding liabilities were reduced by over $400,000. Working capital shortages continue to limit the Company's ability to conduct business. In the opinion of management, the future business of the Company is dependent upon its ability to secure new business opportunities and revenue sources to increase shareholder value. No assurances can be provided the Company will be successful in this regard. In addition, the auditors of the Company have raised considerable doubt as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements" below).

Liquidity and Capital Resources

     Cash and cash equivalent's balance on September 30, 1999 was $22. Current assets were $22 and current liabilities were $821,739. There was no significant change in working capital during fiscal year 1999 as the Company continued restructuring with the objective of pursuing new business opportunities. At September 30, 1999, the Company has no underlying business or investments and continues to experience severe working capital shortages. For the fiscal year ending September 30, 1999, the Company had no sales or revenues resulting in a net loss of (94,352). The loss was attributed to costs associated with the restructuring of the Company. At September 30, 1999, the Company has working capital deficiency of $820,717 and a stockholders deficit of $820,717. In the opinion of management, the Company continues to experience lack of adequate funding to fully pursue its business plan. Given the severe working capital problems of AGTsports, Inc., the auditors of the Company have raised significant doubts as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements.").

Material Commitments for Capital Expenditures

     As of September 30, 1999, the Company has no material commitments for capital expenditures.

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

Item 7. Financial Statements and Supplementary Data
---------------------------------------------------

     This response is submitted as a separate section of this report (see "Consolidated Financial Statements" below).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

     In fiscal 1998, after the Company's former auditors declined to stand for reappointment, the firm of Brimmer, Burek & Keelan LLP, Certified Public Accountants of Tampa, Florida, was retained as the Company's auditors for the fiscal year ended September 30, 1998, and for the fiscal year ended September 30, 1999. (See the Company's Form 8-K dated October 14, 1998.).

     In connection with their audits of the Registrant's financial statements for the three most recent fiscal years and during subsequent interim, the Registrant has not had any disagreements with either firm on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure. In connection with their audits of the Registrant's financial statements for the fiscal year ended September 30, 1997, the prior auditors report was qualified for uncertainties related to possible securities violations and for going concern issues. The audit reports for the years ended fiscal 1998 and fiscal 1999 also contain a qualification for the going concern issue.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

     As of September 30, 1999, the Executive Officers and Directors of the Company, their ages and positions held in the Company were as follows:

Name                        Age           Positions held
----                        ---           --------------

Cory J. Coppage             36            President/Treasurer/Secretary/Director

Louis F. Coppage            62            Director

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

Biographical Information

Cory J. Coppage  - President, Treasurer, Secretary and Director

     Mr. Coppage, 36, first joined the Company as Secretary in 1996. In October of 1998, Mr. Coppage became acting President and is presently serving as the sole officer of the Company pending completion of restructuring measures. He has over nine years of business management experience working with various public and private companies. From 1989 to 1994 he was a licensed property & casualty insurance agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA. From 1994 to 1998, he was Secretary and a member of the board of directors of American Consolidated Growth Corporation, a Colorado corporation. Mr. Coppage is an officer of Citadel Environmental Group, Inc., a public company based in Castle Rock, Colorado. He earned a bachelor's of science in business administration at Regis University in 1985.

Louis F. Coppage - Director

     Mr. Coppage, 62, has served as a director of the Company since 1996. He has over twenty years of executive and managerial experience with domestic and international operations involving finance and business development in the private and public sectors. Since 1979, he has provided advisory services for corporate clients with an emphasis on the capital formation process. From 1986 to present, Mr. Coppage has served as a financial consultant for numerous clients in real estate, energy, insurance, and investments. From 1978 to 1986, Mr. Coppage was founder and principal of American Energy Investments, Inc., of Denver, CO. From 1969 to 1979 he was president of Foresee, Ltd., an energy development company, and of Coppage & Associates, a financial planning company in Denver, CO. Mr. Coppage began his career in business as an account executive for Conneticut General Life Insurance Company in 1964, where he was honored as a top producer and featured in the Company's advertisements in publications such as Time, Newsweek and U.S. World Report. He was a founding member of the insurance and financial planning groups, Top of the Table and The Forum. Mr. Coppage is presently the Chairman of Citadel Environmental Group, Inc., a public company based in Castle Rock, Colorado.


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

Item 10. Executive Compensation
-------------------------------

The following table sets forth the salary, bonus and other compensation approved by Board of Directors of the Company for the President and the Company's four other most highly compensated executive officers (the "named executive officers").


SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------
                          Annual Compensation                    Long term Compensation
-----------------------------------------------------------------------------------------------------
                                                                Awards            Payouts
-----------------------------------------------------------------------------------------------------
        (a)             (b)       (c)       (d)      (e)       (f)        (g)      (h)         (i)
                                                    Other
Name and                                            Annual  Restricted                      All Other
Prinicpal              Fiscal                        Comp-     Stock    Options/   LTIP      Compen-
Position                Year     Salary    Bonus   ensation   Awards      SARs    Payouts    sation
                                   ($)      ($)       ($)       ($)       (#)       ($)       ($)
-----------------------------------------------------------------------------------------------------
Cory J. Coppage
President               1999    $ 30,000    ---      ---        ---       ---       ---       ---
Secretary & Treasurer   1998    $ 36,000    ---      ---        ---       ---       ---       ---
                        1997    $      0    ---      ---        ---       ---       ---       ---

B. Mack DeVine
Chairman and CEO        1998    $100,000    ---      ---        ---    60,330       ---       ---
                        1997      94,500    ---      ---        ---   533,300       ---    34,080

Gary Crews              1998    $ 31,730    ---      ---        ---   200,000       ---       ---
President               1997    $ 48,000    ---      ---    250,000   533,300       ---       ---

-----------------------------------------------------------------------------------------------------

(1). Salary and Fees. In fiscal 1999, compensation shown was paid by the Company as consulting fees to Mr. Coppage of $30,000, with unpaid fees accrued at September 30, 1999 of $5,675. In fiscal 1998, actual salary paid to Devine was $20,504.67, and to Coppage was $6,914.84, with unpaid balances accrued at 9/30/98, recorded as promissory notes of the Company.

(2). Options/SARs. Indicates compensation provided under Mr. DeVine and Mr. Crews former employment agreements with the Company;

          (2)a. Mr. DeVine's employment agreement provided incentive stock grant shares and authorized consecutive options of up to 1,000,000 shares annually of the Company's issued and outstanding common stock for a period of five years. At December 31, 1999, the Company completed a settlement agreement with Mr. DeVine and cancelled all options and compensation due in exchange for 500,000 restricted common shares of the Company.

          (2)b. Mr. Crews' employment agreement authorized options of up to 200,000 shares annually of the Company's issued and outstanding common stock exercisable for a period of five years. The exercise market price at January 1, 1998 was $0.13 per share. Mr. Crews resigned effective March 1, 1998. As of the date of filing of this report, the Company has not issued the options nor have any options been exercised by Mr. Crews. In fiscal 1999, the board of directors of the Company authorized the cancellation of the Company's former stock option plans including all stock options provided under Mr. Crews former employment agreement with the Company.


                        OPTION GRANTS IN LAST FISCAL YEAR
                                      None.

                                INDIVIDUAL GRANTS
                                      None.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                                   See above.

Other Compensation

     Subsequent to fiscal year end 1999, the Company issued 500,000 restricted common shares to DeVine & Associates pursuant to a settlement agreement with the Company's former Chairman, B. Mack DeVine. In lieu of cash payment for services rendered in 1998 and in exchange for waiving all stock compensation formerly due, the Company issued the shares and cancelled Mr. DeVine's Note dated 9/30/98 evidencing the principal amount of $102,000.

     During fiscal 1999, the Company did not provide group medical insurance to AGT officers and employees and did not adopt a comprehensive employee health plan. The Company made no contributions to any Defined Contribution Benefit Plans on behalf of its employees in fiscal 1999.

Meetings of the Board of Directors

     During fiscal 1999, the Company's board of directors met on two occasions. There were no incumbent directors who attended less than 75% of these meetings of the Board during that period.

Director Agreements and Compensation

     The Company's director agreements provide for a three year term of service and compensation in the form of a one time restricted common stock award of 100,000 shares and $1,500 for attending each of the four quarterly scheduled meetings of the Board, plus reimbursement of expenses. Compensation for meeting attendance is payable at the Company's option in cash or in equivalent AGTP restricted common shares set at the market price on the day of issue. Directors who are U.S. residents are entitled to participate in the Company's health and welfare benefit programs. Employee directors are not entitled to receive compensation for Board service. During fiscal 1999, no compensation was paid or distributed to any directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Stock Ownership

     The following table sets forth certain information regarding the beneficial and economic ownership of AGTP common stock as of September 30, 1999 by: (1) each stockholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (2) each director and nominee for director; (3) all directors and executive officers as a group. The beneficial ownership reflected in the following table is calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Shares issuable on exercise of options exercisable within 60 days of September 30, 1999 are deemed to be outstanding for the purpose of computing the percentage of ownership of persons beneficially owning such options, but have not been deemed to be outstanding for the purpose of computing the percentage ownership of any other person. As of September 30, 1999, the total outstanding shares of the Company's common stock were 27,554,726.

Name, Position and Address               Number of Shares (1)   Percent of Class
--------------------------               --------------------   ----------------

Cory J. Coppage                                     0                  0 %
President, Treasurer, Secretary, Director
7255 E. Quincy Avenue, Suite 550
Denver, CO  80237

Louis F. Coppage, Director                    120,166                 .0 %
5668 S. Rex Road
Memphis, TN 38119

Officers and Directors as a Group             120,166 (2)            .01 %
 (two persons)

(1) Includes all stock options available at September 30, 1999. As of the date of filing of this report, no options have been issued or exercised during the period 9/30/98 through 12/31/99.

(2) At September 30, 1999, 1,000,000 shares of the Company's preferred stock were issued and outstanding. The shares are non-voting and convertible at the option of the holder into shares of the Company's common stock upon demand. (See "Notes to Consolidated Financial Statements, Note 2" below).

     All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of September 30, 1999. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     On December 16, 1999, the Company completed a settlement agreement with a shareholder of the Company to cancel and retire all shares of its issued and outstanding preferred stock. Pursuant to the conversion terms of the Company's preferred shares, the Company converted 1,000,000 shares of non-voting preferred stock on a one-for-one basis into 1,000,000 restricted shares of the Company's voting common stock. In addition, the Company satisfied payment of related preferred stock dividends due of $87,000 by the issuance of 2,695,203 restricted common shares to the shareholder.

     During fiscal 1999, the Company received notice of assignment of the 1997 joint venture agreement with Global Links Trading, Ltd. to a third party. On December 16, 1999, pursuant to the terms of the joint venture agreement, the Company reissued 6,850,000 common shares as required under the default terms of the agreement. Effective December 16, 1999, the joint venture was cancelled and the Company was released from any further obligations thereof by GLT and its assignee. (See the Company's Form 10-K report for fiscal 1998).

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

     Subsequent to fiscal 1997, the Company has determined it may have violated
Section 5 of the Securities Act of 1993, as amended (the 93 Act) in connection with the sale of $477,950 of the Company's common stock to approximately thirty individuals in 1997. The Company has not complied with the provisions of either Rule 505 or 506 and no Form D or other similar fillings have been made which claim or substantiate the availability of a registration exemption under certain Federal and State securities laws. Violation of Section 5 of the Act entities the purchaser of the security to recover from the Company the consideration paid for the security together with interest thereon. The Company may also have violated certain Blue-Sky laws of the various states, in which investors reside. The Company has taken remedial actions which it believes, based on the advice of legal counsel, may cure the potential violations and ensure full compliance in the future. (See Notes to Consolidated Financial Statements, Related Party Transactions below".)

                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

(a)(1) and (a)(2) List of Financial Statements and Schedules
(a)(3) List of Exhibits (in accordance with Item 601 of Regulation S-B).

Exhibit Number         Description of Exhibit
---------------------------------------------

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

** Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914

See Exhibit 27 below.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of January, 2000.


Dated: January 13, 2000
                                              By: /s/ Cory J. Coppage
                                              -----------------------
                                              Cory J. Coppage
                                              President


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated: January 13, 2000
                                              By: /s/ Cory J. Coppage
                                              -----------------------
                                              Cory J. Coppage
                                              President


Dated: January 13, 2000
                                              By: /s/ Cory J. Coppage
                                              -----------------------
                                              Cory J. Coppage
                                              Secretary

                                 AGTsports, Inc.
                          (A Development Stage Company)
                               September 30, 1999
                                 Tampa, Florida





                    Audited Consolidated Financial Statements
                       At September 30, 1999 and 1998 and
                 for the Years then Ended and for the Cumulative
          Period from January 6, 1986 (inception) to September 30, 1999


                  (Together with Independent Auditors' Report)

                                    CONTENTS
                                    --------




INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS
   CONSOLIDATED BALANCE SHEETS                                               F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-3

   CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY (DEFICIT)                                    F-4 - F-9

   CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-10 - F-11

   NOTES TO FINANCIAL STATEMENTS                                     F-12 - F-29

                          Independent Auditors' Report



The Board of Directors
AGTsports, Inc.
Denver, Colorado

We have audited the accompanying consolidated balance sheets of AGTsports, Inc. (a development stage company) (the "Company") at September 30, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended and the fiscal 1999 amounts included in the cumulative amounts from January 6, 1986 (inception) to September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the fiscal 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1999 and the consolidated results of operations and cash flows for the year then ended and the fiscal 1999 amounts included in the cumulative amounts from January 6, 1986 (inception) to September 30, 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficit and a working capital deficit which all raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



BRIMMER, BUREK & KEELAN LLP
Certified Public Accountants


January 11, 2000



                                 AGTsports, Inc.
                                 Tampa, Florida
                                 Balance Sheets
                               September 30, 1999

       ASSETS
                                                           1999            1998
                                                       ------------    ------------
Current:
   Cash                                                $         22    $        685
                                                       ------------    ------------

         Total current assets                                    22             685

Deposits                                                      1,000           1,000
                                                       ------------    ------------

         Total assets                                  $      1,022    $      1,685
                                                       ============    ============


       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                    $    227,807    $    201,475
   Accrued expenses                                         112,440          58,950
   Notes payable - current                                  481,492         371,625
                                                       ------------    ------------

         Total current liabilities                          821,739         632,050

Notes payable (less current portion)                           --            60,000
                                                       ------------    ------------

         Total liabilities                                  821,739         692,050

Shareholders' deficit:
   Convertible Preferred stock, $1.00 par value;
     5,000,000 shares authorized; 1,000,000
     shares issued and outstanding (Note 2)               1,000,000       1,000,000
   Common stock, $.001 par value; 50,000,000
     shares authorized; 27,554,726 shares issued
     and outstanding                                         27,555          27,555
Treasury stock                                              (17,459)        (17,459)
Additional paid-in capital                               22,392,893      22,392,893
Deficit accumulated during the development stage        (24,223,706)    (24,093,354)
                                                       ------------    ------------

         Total shareholders' deficit                       (820,717)       (690,365)
                                                       ------------    ------------

         Total liabilities and shareholders' deficit   $      1,022    $      1,685
                                                       ============    ============


Please read accompanying notes.

                                      F-2


                                          AGTsports, Inc.
                                   (A Development Stage Company)

                               Consolidated Statements of Operations

                                                                                        January 6,
                                                                                     1986 (Inception)
                                                               Years Ended               Through
                                                              September 30,            September 30,
                                                       ----------------------------    -------------
                                                           1999            1998            1999
                                                       ------------    ------------    ------------
Revenue:
     Territory sales                                   $       --      $       --      $  1,612,009
     Other revenue                                             --              --         2,292,775
                                                       ------------    ------------    ------------

                                                               --              --         3,904,784
                                                       ------------    ------------    ------------
Expenses:
     Cost of purchased goods for resale                        --              --           162,378
     Salaries and director compensation                        --            39,215       3,419,101
     Professional services                                   33,066         214,516       3,986,084
     General and administrative                               4,923         106,431       3,420,132
     Depreciation and amortization                             --              --         2,486,603
     Advertising                                               --              --           306,112
     Contract services                                         --              --         4,985,397
     Cost of unsuccessful offering                             --              --            56,860
     Travel and entertainment                                  --            30,747         916,156
     Territory reacquisition                                   --              --         1,465,075
                                                       ------------    ------------    ------------

         Total expenses                                      37,989         390,909      21,203,898
                                                       ------------    ------------    ------------

Preoperative loss                                           (37,989)       (390,909)    (17,299,114)
                                                       ------------    ------------    ------------

Other income (expenses):
     Interest income                                           --              --             1,081
     Rent income                                               --              --            14,992
     Interest expense                                       (56,363)        (39,798)       (686,508)
     Loss on equity securities                                 --              --        (8,652,613)
     (Loss) gain on disposal of assets                         --              --         2,814,846
     Provision for loan loss                                   --              --          (528,342)
     Equity in loss of joint venture                           --              --          (748,650)
     Loss on purchase of subsidiaries                          --              --          (442,419)
     Other income                                              --              --            84,565
                                                       ------------    ------------    ------------

         Total other income (expenses), net                 (56,363)        (39,798)     (8,143,048)
                                                       ------------    ------------    ------------

Net loss before extraordinary items and
     provision for income taxes                             (94,352)       (430,707)    (25,442,162)
Provision for income taxes                                     --              --        (1,793,033)
                                                       ------------    ------------    ------------

Loss before extraordinary items                             (94,352)       (430,707)    (27,235,195)

Extraordinary items:
     Income tax benefit realized                               --              --         1,793,033
     Debt forgiveness                                          --            94,172         963,271
     Debt forgiveness - AGTsports Australia Pty Ltd.           --              --           339,155
                                                       ------------    ------------    ------------

Net loss                                               $    (94,352)   $   (336,535)   $(24,139,736)
                                                       ============    ============    ============

Loss per common share before extraordinary items       $      (.003)   $      (.015)
Extraordinary items per common share                           --              .003
                                                       ------------    ------------

Net loss per common share                              $      (.003)   $      (.012)
                                                       ============    ============

Weighted-average shares of common stock outstanding      27,554,726      27,120,218
                                                       ============    ============


See accompanying notes to consolidated financial statements.

                                               F-3


                                                         AGTsports, Inc.
                                                  (A Development Stage Company)

                               Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                              Preferred Stock        Common Stock                                          Deficit     Memorandum
                              ---------------    --------------------                                    Accumulated      Total
                               Number            Number                    Additional                    During the   Shareholders'
                                 of                of                       Paid-In       Treasury       Development     Equity
                               Shares Amount     Shares        Amount       Capital         Stock          Stage        (Deficit)
                               ------ ------     ------        ------       -------         -----          -----        ---------

Balance at January 6, 1986       --   $ --            --     $      --     $      --      $      --      $      --      $      --

Balance at January 21, 1986      --     --          30,000            30         5,970           --             --            6,000
   Common stock issued for cash  --     --          90,000            90       149,910           --             --          150,000
   Offering costs                --     --            --            --          (7,257)          --             --           (7,257)
   Net loss                      --     --            --            --            --             --           (5,247)        (5,247)
                                ----  ------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 1986    --     --         120,000           120       148,623           --           (5,247)       143,496
   Net loss                      --     --            --            --            --             --          (44,583)       (44,583)
                                ----  ------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 1987    --     --         120,000           120       148,623           --          (49,830)        98,913
   Net loss                      --     --            --            --            --             --          (98,913)       (98,913)
                                ----  ------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 1988    --     --         120,000           120       148,623           --         (148,743)          --
   Common stock issued to
      acquire subsidiaries       --     --          99,943           100     5,534,840           --           (8,824)     5,526,116
   Shares purchased by
      subsidiary                 --     --            --            --            --          (25,112)          --          (25,112)
                                ----  ------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 1989    --     --         219,943           220     5,683,463        (25,112)      (157,567)     5,501,004
   Common stock issued
      for services               --     --          14,801            15       167,231           --             --          167,246
   Common stock issued
      pursuant to
      debenture agreement        --     --          60,000            60       649,940           --             --          650,000
   Common stock issued for
      investment in joint
      venture                    --     --          34,500            35       381,815           --             --          381,850
   Common stock issued for
      professional services      --     --          60,000            60       649,940           --             --          650,000
   Common stock issued to
      settle litigation          --     --           4,055             3        44,735           --             --           44,738
   Treasury stock activity       --     --            --            --            --           25,112           --           25,112
   Net loss                      --     --            --            --            --             --       (5,783,853)    (5,783,853)
                                ----  ------   -----------   -----------   -----------    -----------    -----------    -----------

                                                                                                                        (continued)
                                                               F-4



                                                          AGTsports, Inc.
                                                   (A Development Stage Company)

                          Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued


                          Preferred Stock               Common Stock                                       Deficit      Memorandum
                        -------------------         -------------------                                   Accumulated     Total
                        Number                      Number                   Additional                   During the   Shareholders'
                          of                          of                       Paid-In     Treasury       Development     Equity
                        Shares       Amount         Shares       Amount        Capital       Stock          Stage        (Deficit)
                        ------       ------         ------       ------        -------       -----          -----        ---------

Balance at September
30, 1990                    --     $      --         393,299   $       393   $ 7,577,124   $       --     $(5,941,420)   $1,636,097
 Common stock issued
  to settle
  litigation                --            --           3,000             3        39,147           --            --          39,150
 Common stock issued
  to acquire
  intangible assets         --            --       1,585,194         1,585     2,376,206           --            --       2,377,791
 Distribution
  declared pursuant
  to January 28,
  1991 contract             --            --            --            --      (6,142,907)          --            --      (6,142,907)
 Net income                 --            --            --            --            --             --       4,545,160     4,545,160
                        ---------   -----------   -----------   -----------   -----------   ------------   -----------   -----------

Balance at September
30, 1991                    --            --       1,981,493         1,981     3,849,570           --      (1,396,260)    2,455,291
 Common stock issued
  for cash                  --            --         200,000           200       199,800           --            --         200,000
 Common stock issued
  for services              --            --         447,250           447       590,303           --            --         590,750
 Common stock issued
  to acquire
  intangible assets         --            --         330,000           330       329,670           --            --         330,000
 Common stock issued
  through private
  placement                 --            --          42,750            43        85,457           --            --          85,500
 Net loss                   --            --            --            --            --             --      (1,267,987)   (1,267,987)
                       ---------   -----------   -----------   -----------   -----------   ------------   -----------   -----------

Balance at September
30, 1992                    --            --       3,001,493         3,001     5,054,800           --      (2,664,247)    2,393,554
 Common stock issued
  for cash                  --            --         263,000           263       516,737           --            --         517,000
 Common stock issued
  for services              --            --         166,916           167       277,097           --            --         277,264
 Common stock issued
  to settle
  litigation                --            --          76,379            77       106,836           --            --         106,913
 Common stock issued
  to former BBBC
  stockholder               --            --         161,401           161          (161)          --            --            --
 Common stock issued
  to acquire assets         --            --         200,000           200       199,800           --            --         200,000
 Preferred stock
  issued to treasury   1,000,000     4,000,000          --            --            --       (4,000,000)         --            --
 Cancellation of
  distribution
  declared                  --            --            --            --       6,142,907           --            --       6,142,907
 Net loss                   --            --            --            --            --             --      (7,620,061)   (7,620,061)
                       ---------   -----------   -----------   -----------   -----------   ------------   -----------   -----------

                                                                                                                        (continued)



                                                 AGTsports, Inc.
                                          (A Development Stage Company)

                 Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued



                                            Preferred Stock                  Common Stock
                                       -------------------------     ---------------------------
                                       Number                           Number                       Additional
                                         of                               of                          Paid-In
                                       Shares          Amount           Shares         Amount         Capital
                                       ------          ------           ------         ------         -------

Balance at September 30, 1993          1,000,000    $  4,000,000       3,869,189    $      3,869    $ 12,298,016
   Common stock issued for cash             --              --            80,871              81         153,620
   Common stock issued
     for services                           --              --           907,237             907       1,901,355
   Common stock issued
     to settle obligations                  --              --           305,827             306         522,139
   Common stock issued
     to acquire software                    --              --            33,000              33          58,955
   Treasury stock activity                  --              --              --              --              --
   Net loss                                 --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

Balance at September 30, 1994          1,000,000       4,000,000       5,196,124           5,196      14,934,085
   Common stock issued for cash             --              --         1,122,200           1,122         596,078
   Common stock issued
     for services                           --              --         1,539,875           1,540       1,396,402
   Common stock issued for debt
     settlement with employees              --              --         2,186,023           2,186       1,167,322
   Common stock issued
     for debt and obligation
     settlement                             --              --           310,750             311         168,060
   Common stock issued for territory
     acquisition                            --              --           225,000             225         129,850
   Common stock issued for
     VAST joint venture                     --              --           700,000             700         867,300
   Return of preferred stock
     per AMGC settlement              (1,000,000)     (4,000,000)           --              --              --
   Treasury stock activity                  --              --          (749,000)           (749)     (3,999,251)
   Net loss                                 --              --              --              --              --
                                    ------------    ------------    ------------    ------------    ------------

                                                                                                     (continued)



                                 AGTsports, Inc.
                          (A Development Stage Company)

 Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued


                                                      Deficit
                                                     Accumulated     Memorandum
                                                     During the        Total
                                      Treasury       Development    Shareholders'
                                        Stock           Stage     Equity (Deficit)
                                        -----           -----     ----------------

Balance at September 30, 1993       $ (4,000,000)   $(10,284,308)   $  2,017,577
   Common stock issued for cash             --              --           153,701
   Common stock issued
     for services                           --              --         1,902,262
   Common stock issued
     to settle obligations                  --              --           522,445
   Common stock issued
     to acquire software                    --              --            58,988
   Treasury stock activity                (6,860)           --            (6,860)
   Net loss                                 --        (3,783,365)     (3,783,365)
                                    ------------    ------------    ------------

Balance at September 30, 1994         (4,006,860)    (14,067,673)        864,748
   Common stock issued for cash             --              --           597,200
   Common stock issued
     for services                           --              --         1,397,942
   Common stock issued for debt
     settlement with employees              --              --         1,169,508
   Common stock issued
     for debt and obligation
     settlement                             --              --           168,371
   Common stock issued for territory
     acquisition                            --              --           130,075
   Common stock issued for
     VAST joint venture                     --              --           868,000
   Return of preferred stock
     per AMGC settlement                    --              --        (4,000,000)
   Treasury stock activity             3,990,140            --            (9,860)
     Net loss                               --        (5,216,415)     (5,216,415)
                                    ------------    ------------    ------------

                                                                      (continued)

                                     F-6(a)


                                                 AGTsports, Inc.
                                          (A Development Stage Company)
                 Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued


                                             Preferred Stock                  Common Stock
                                        --------------------------   -----------------------------
                                           Number                         Number                       Additional
                                             of                             of                           Paid-In
                                           Shares        Amount           Shares         Amount          Capital
                                           ------        ------           ------         ------          -------

Balance at September 30, 1995                   --     $       --       10,530,972    $     10,531    $ 15,259,846
   Other                                        --             --             --              --            56,250
   Common stock issued for cash                 --             --        2,599,855           2,600         609,650
   Common stock issued for services             --             --        1,824,102           1,824         963,285
   Common stock issued to Global
      Links, Ltd. in October 1995
      pursuant to prior settlement
      with AMGC                                 --             --        7,850,000           7,850       3,180,439
   Common stock issued for debt
      obligation settlement                     --             --          104,966             105         103,485
   Common stock issued for debt
      settlement with employees                 --             --        1,020,701           1,021         742,505
   Net loss                                     --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------

Balance at September 30, 1996                   --             --       23,930,596          23,931      20,915,460
Common stock issued for cash                    --             --        1,795,800           1,796         445,144
Common stock issued in connection
   with the exercise of stock options           --             --          536,000             536          53,827
Commissions paid in common stock
   in connection with common
   stock sales                                  --             --           60,000              60             (60)
Common stock returned to the
   Company in connection with the
   settlement of VAST joint venture             --             --         (700,000)           (700)       (118,650)
Preferred stock issued for settlement
   of notes payable and in exchange
   for common stock                        1,000,000      1,000,000     (6,850,000)         (6,850)       (835,650)
Common stock issued for settlement
   of a note payable and accrued
   interest                                     --             --        3,000,000           3,000       1,102,179
Common stock issued in connection
   with purchase of royalty rights              --             --          500,000             500         124,500
Common stock issued in connection
   with acquisitions                            --             --        1,245,647           1,246         173,634
Common stock issued for services                --             --        1,021,747           1,021          94,324
Common stock issued in connection
   with the settlement of accrued
   liabilities                                  --             --          332,157             332          54,769
Preferred stock dividends                       --             --             --              --              --
Net loss                                        --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------

                                                                     (continued)



                                 AGTsports, Inc.
                          (A Development Stage Company)

 Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued


                                                          Deficit
                                                        Accumulated      Memorandum
                                                        During the          Total
                                          Treasury      Development     Shareholders'
                                           Stock           Stage       Equity (Deficit)
                                           -----           -----       ----------------

Balance at September 30, 1995           $    (16,720)   $(19,284,088)   $ (4,030,431)
   Other                                        --              --            56,250
   Common stock issued for cash                 --              --           612,250
   Common stock issued for services             --              --           965,109
   Common stock issued to Global
      Links, Ltd. in October 1995
      pursuant to prior settlement
      with AMGC                                 --              --         3,188,289
   Common stock issued for debt
      obligation settlement                     --              --           103,590
   Common stock issued for debt
      settlement with employees                 --              --           743,526
   Net loss                                     --        (3,776,475)     (3,776,475)
                                        ------------    ------------    ------------

Balance at September 30, 1996                (16,720)    (23,060,563)     (2,137,892)
Common stock issued for cash                    --              --           446,940
Common stock issued in connection
   with the exercise of stock options           --              --            54,363
Commissions paid in common stock
   in connection with common
   stock sales                                  --              --              --
Common stock returned to the
   Company in connection with the
   settlement of VAST joint venture             --              --          (119,350)
Preferred stock issued for settlement
   of notes payable and in exchange
   for common stock                             --              --           157,500
Common stock issued for settlement
   of a note payable and accrued
   interest                                     --              --         1,105,179
Common stock issued in connection
   with purchase of royalty rights              --              --           125,000
Common stock issued in connection
   with acquisitions                            --              --           174,880
Common stock issued for services                --              --            95,345
Common stock issued in connection
   with the settlement of accrued
   liabilities                                  --              --            55,101
Preferred stock dividends                       --           (12,000)        (12,000)
Net loss                                        --          (648,256)       (648,256)
                                        ------------    ------------    ------------


                                                                          (continued)

                                     F-7(a)



                                             AGTsports, Inc.
                                      (A Development Stage Company)

             Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued


                                        Preferred Stock               Common Stock
                                 ---------------------------   --------------------------
                                     Number                        Number                    Additional
                                      of                             of                        Paid-In
                                     Shares        Amount          Shares        Amount        Capital
                                     ------        ------          ------        ------        -------

Balance at September 30, 1997       1,000,000   $  1,000,000     24,871,947   $     24,872   $ 22,009,477

   Common stock issued
     for services                        --             --          263,785            264         50,282
   Common stock issued
     to settle debt obligation           --             --          331,194            331         57,628
   Common stock issued
     for cash                            --             --        2,087,800          2,088        275,506
   Common stock returned
     to Company in settlement
     of SWSI acquisition                 --             --             --             --             --
   Preferred stock dividends             --             --             --             --             --
   Net loss                              --             --             --             --             --
                                 ------------   ------------   ------------   ------------   ------------

Balance at September 30, 1998       1,000,000      1,000,000     27,554,726         27,555     23,392,893

   Preferred stock dividends             --             --             --             --             --
   Net loss                              --             --             --             --             --
                                 ------------   ------------   ------------   ------------   ------------

Balance at September 30, 1999       1,000,000   $  1,000,000     27,554,726   $     27,555   $ 22,392,893
                                 ============   ============   ============   ============   ============

                                                                                               (continued)



                                 AGTsports, Inc.
                          (A Development Stage Company)

 Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued


                                                   Deficit
                                                  Accumulated      Memorandum
                                                  During the         Total
                                   Treasury       Development     Shareholders'
                                     Stock          Stage       Equity (Deficit)
                                     -----          -----       ----------------

Balance at September 30, 1997    $    (16,720)   $(23,720,819)   $   (703,190)

   Common stock issued
     for services                        --              --            50,546
   Common stock issued
     to settle debt obligation           --              --            57,959
   Common stock issued
     for cash                            --              --           277,594
   Common stock returned
     to Company in settlement
     of SWSI acquisition                 (739)           --              (739)
   Preferred stock dividends             --           (36,000)        (36,000)
   Net loss                              --          (336,535)       (336,535)
                                 ------------    ------------    ------------

Balance at September 30, 1998         (17,459)    (24,093,354)       (690,365)

   Preferred stock dividends             --           (36,000)        (36,000)
   Net loss                              --           (94,352)        (94,352)
                                 ------------    ------------    ------------

Balance at September 30, 1999    $    (17,459)   $(24,223,706)   $   (820,717)
                                 ============    ============    ============


                                     F-8(a)


                                                          AGTsports, Inc.
                                                  (A Development Stage Company)

                          Consolidated Statements of Changes in Shareholders' Equity (Deficit), Continued

                                                                  Memorandum                                              Total
                                                                    Total            Unrealized        Cumulative      Shareholders'
                                                                 Shareholders'         Holding         Translation        Equity
                                                                Equity (Deficit)        Gain           Adjustment        (Deficit)
                                                                ----------------        ----           ----------        ---------

Balance at January 6, 1986                                        $      --         $       --        $       --        $      --
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1986                                     $   143,496       $       --        $       --        $   143,496
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1987                                     $    98,913       $       --        $       --        $    98,913
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1988                                     $      --         $       --        $       --        $      --
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1989                                     $ 5,501,004       $       --        $       --        $ 5,501,004
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1990                                     $ 1,636,097       $       --        $       --        $ 1,636,097
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1991                                     $ 2,455,291       $       --        $       --        $ 2,455,291
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1992                                     $ 2,393,554       $       --        $       --        $ 2,393,554
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1993                                     $ 2,017,577       $       --        $       --        $ 2,017,577
                                                                  ===========       ============      ============      ===========

Memorandum total shareholders' equity                             $   864,748       $       --        $       --        $   864,748
     Unrealized holding gain                                             --            1,660,517              --          1,660,517
     Unrealized loss - foreign currency translation                      --                 --              (8,893)          (8,893)
                                                                  -----------       ------------      ------------      -----------

Balance at September 30, 1994                                     $   864,748       $  1,660,517      $     (8,893)     $ 2,516,372
                                                                  ===========       ============      ============      ===========

Memorandum total shareholders' deficit                            $(4,030,431)      $       --        $       --        $(4,030,431)
     Unrealized loss - foreign currency translation                      --                 --             (11,191)         (11,191)
                                                                  -----------       ------------      ------------      -----------

Balance at September 30, 1995                                     $(4,030,431)      $       --        $    (11,191)     $(4,041,622)
                                                                  ===========       ============      ============      ===========

Memorandum total shareholders' deficit                            $(2,137,892)      $       --        $       --        $(2,137,892)
     Unrealized loss - foreign currency translation                      --                 --             (16,823)         (16,823)
                                                                  -----------       ------------      ------------      -----------

Balance at September 30, 1996                                     $(2,137,892)      $       --        $    (16,823)     $(2,154,715)
                                                                  ===========       ============      ------------      ===========

Balance at September 30, 1997                                     $  (703,190)      $       --        $       --        $  (703,190)
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1998                                     $  (690,365)      $       --        $       --        $  (690,365)
                                                                  ===========       ============      ============      ===========

Balance at September 30, 1999                                     $  (820,717)      $       --        $       --        $  (820,717)
                                                                  ===========       ============      ============      ===========


See accompanying notes to consolidated financial statements.

                                                               F-9


                                                     AGTsports, Inc.
                                              (A Development Stage Company)

                                          Consolidated Statements of Cash Flows
                                                                                                              Period from
                                                                                                             January 6, 1986
                                                                                  Years Ended                (Inception) to
                                                                                 September 30,                  September
                                                                        -------------------------------       ------------
                                                                            1999               1998               1999
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $    (94,352)      $   (336,535)      $(24,139,706)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                          --                 --            2,486,603
         Loss (gain) on disposal of assets                                      --                 --           (2,565,391)
         Loss on purchase of royalty rights                                     --                 --              125,000
         Loss on purchase of subsidiaries                                       --                 --              442,419
         Loss on sale of investments                                            --                 --               35,072
         Loss on equity securities                                              --                 --            4,973,015
         Write-down of investments to market                                    --                 --            3,567,629
         Debt forgiven                                                          --              (94,172)        (1,046,887)
         Territory management                                                   --                 --              205,000
         Territory sales/reacquisition                                          --                 --              482,586
         Stock options                                                          --                 --               56,250
         Equity in loss of joint venture                                        --                 --              748,650
         Common stock issued for software                                       --                 --               58,988
         Common stock issued for services                                       --               50,546          6,071,865
         Common stock issued for obligations                                    --                 --            2,744,293
         Decrease (increase) in accounts receivable                             --                 --             (329,229)
         Decrease in other assets                                               --               (1,000)            74,055
         Increase in prepaid expenses                                           --                  581               --
         Increase (decrease) in accounts payable
            and accrued expenses                                              43,822             20,408          1,103,261
                                                                        ------------       ------------       ------------


              Net cash used by operating activities                          (50,530)          (360,172)        (4,906,527)
                                                                        ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of capital - limited partnership                                    --                 --              500,000
     Receipts from notes receivable                                             --                 --               80,772
     Loans made                                                                 --                 --             (237,328)
     Purchase of assets                                                         --                 --             (359,774)
     Purchase of stock in affiliate                                             --                 --              (10,000)
     Proceeds from sale of investments                                          --                 --              277,739
     Proceeds from insurance settlement                                         --                 --               17,749
                                                                        ------------       ------------       ------------

              Net cash provided by (used in) investing activities               --                 --              269,158
                                                                        ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of common stock options                         --                 --               54,363
     Proceeds from issuance of common stock                                     --              276,855          3,038,189
     Payments on capital lease financing                                        --                 --              (20,976)
     Principal payments on notes payable                                        --              (16,875)          (138,106)
     Advances from affiliates                                                   --                 --            1,421,542
     Payments to affiliates                                                     --                 --             (509,317)
     Advances on line of credit net                                             (133)              --              158,696
     Preferred stock dividends paid in cash                                     --               (3,000)            (6,000)
     Advances on notes payable                                                50,000            100,000            639,000
                                                                        ------------       ------------       ------------

              Net cash provided by financing activities                       49,867            356,980          4,637,391
                                                                        ------------       ------------       ------------

                                                                                                                (continued)



                                           AGTsports, Inc.
                                   (A Development Stage Company)
                         Consolidated Statements of Cash Flows, Continued


                                                                                             Period from
                                                                                           January 6, 1986
                                                                      Years Ended           (Inception) to
                                                                     September 30,            September
                                                             ----------------------------    -----------
                                                                  1999            1998          1999
                                                             --------------   -----------    -----------

Net (decrease) increase in cash                              $         (663)  $    (3,192)   $        22
Cash at beginning of year                                               685         3,877           --
                                                             --------------   -----------    -----------

Cash at end of year                                          $           22   $       685    $        22
                                                             ==============   ===========    ===========

Noncash financing and investing activities:
Common stock issued in connection with the
     settlement of certain accrued liabilities               $         --     $   120,005    $   175,106
                                                             ==============   ===========    ===========
Common stock issued in connection with the settlement
     of notes payable                                        $         --     $      --      $ 1,157,500
                                                             ==============   ===========    ===========
Common stock issued in connection with the settlement
     of accounts payable                                     $         --     $    57,959    $    57,959
                                                             ==============   ===========    ===========
Common stock issued in connection with the settlement
     of certain accrued interest                             $         --     $      --      $   105,179
                                                             ==============   ===========    ===========

Preferred stock dividends included in accounts payable       $         --     $    36,000    $    45,000
                                                             ==============   ===========    ===========
Assets acquired and liabilities assumed in connection with
     purchase of Tea Times of America, Inc.
     Notes payable                                           $         --     $      --      $   218,500
                                                             ==============   ===========    ===========
     Accrued liabilities                                     $         --     $      --      $    35,320
                                                             ==============   ===========    ===========
     Accounts receivable                                     $         --     $      --      $     5,771
                                                             ==============   ===========    ===========
     Goodwill                                                $         --     $      --      $    28,682
                                                             ==============   ===========    ===========
Common stock retired in connection with termination
     of VAST joint venture                                   $         --     $      --      $   119,350
                                                             ==============   ===========    ===========
Common stock issued in connection with acquisitions          $         --     $      --      $   174,880
                                                             ==============   ===========    ===========
Common stock issued in connection with the purchase
     of royalty rights                                       $         --     $      --      $   125,000
                                                             ==============   ===========    ===========
Marketable securities received as contribution to capital    $         --     $      --      $   152,000
                                                             ==============   ===========    ===========
Marketable securities contributed to capital                 $         --     $      --      $  (152,000)
                                                             ==============   ===========    ===========
Additional paid in capital received                          $         --     $      --      $ 5,314,678
                                                             ==============   ===========    ===========
Additional paid in capital contributed                       $         --     $      --      $(5,314,678)
                                                             ==============   ===========    ===========
Transfer assets to limited partnership and termination
     pursuant to agreement                                   $         --     $      --      $      --
                                                             ==============   ===========    ===========
Issuance of common stock in exchange for investment
     in joint venture                                        $         --     $      --      $   868,000
                                                             ==============   ===========    ===========
Issuance of common stock in exchange for liability to
     issue common stock                                      $         --     $      --      $ 3,187,349
                                                             ==============   ===========    ===========

Supplemental information:
     Interest paid                                           $        4,222   $     7,065    $     4,222
                                                             ==============   ===========    ===========
     Taxes paid                                              $         --     $      --      $      --
                                                             ==============   ===========    ===========
     Loan assumed by shareholder                             $       70,000   $      --      $    70,000
                                                             ==============   ===========    ===========


See accompanying notes to consolidated financial statements.

                                                F-11

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AGT Sports, Inc. (the "Company") is in the development stage. The Company has not commenced principal operations and has not sold significant products. Revenue in prior periods resulted from preoperative product tests which were unsuccessful and terminated prior to the commencement of planned principal operations. The Company was incorporated under the laws of the state of Colorado on January 6, 1986 as American Merger Control, Inc. In 1990, the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. (AGT). During the fiscal years ended September 30, 1991 and through September 30, 1998, the Company's business plan was to pursue providing technological and software services to golf and related industries. In 1998, the Company abandoned this business plan. Management of the Company is now pursuing other alternatives such as possible business combinations with other entities.

On September 26, 1997, the Company acquired 100% of the outstanding stock of Super Women Systems, Inc. ("SWSI"). SWSI's primary business activity is the development of computer systems and software which is marketed primarily to the utility and transit industries. On January 8, 1998, the Company's board of directors approved the sale of fifty-one percent of SWSI to an individual effective December 1, 1997. As a result of the sale of fifty-one percent of SWSI subsequent to fiscal year end and management s intention to dispose of the remaining forty-nine percent of SWSI, control of SWSI is deemed to be temporary in nature and accordingly, SWSI is not consolidated in the Company's September 30, 1997 financial statements.

In addition, because of uncertainties created by management disagreements and cash flow problems at SWSI, the Company does not expect to realize any benefit from this investment. No income or expense was recognized during the year ended September 30, 1999. It is management's understanding that SWSI has ceased operations.

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

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $94,352 and $336,535 for the years ended September 30, 1999 and 1998, respectively. At September 30, 1999 and 1998, the Company has a net working capital deficit of $820,717 and $631,365, respectively, and a shareholders' deficit of $820,717 and $690,365, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. In addition, management has been advised by legal counsel that the Company may have violated certain securities laws as discussed below which might result in additional liability not currently determinable due to possible recission of certain common stock sales. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

Possible Securities Law Violations

The Company may have violated certain Federal and State laws in connection with certain 1997 sales of common stock. Certain of the possible violations are discussed below.

The Company's sales of common stock to approximately thirty persons aggregating $477,950 in 1997 might be deemed to be in violation of Section 5 of the Securities Act of 1993, as amended (the "1993 Act"). The Company has not complied with the provisions of either Rule 505 or 506 and no Form D or other similar filings have been made which claim or substantiate the availability of a registration exemption under certain Federal and State securities laws. Violation of Section 5 of the 1993 Act entitles the purchaser of the security to recover from the Company the consideration paid for the security together with interest thereon. The Company may also have violated certain Blue Sky laws of the various states, in which investors reside. See Note 6 regarding the Securities and Exchange Commissions formal private investigation of AGTsports, Inc.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Corporate Law Violations

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

Principles of Consolidation

The consolidated financial statements include the accounts of AGTsports, Inc. and Tee Times of America, Inc., and its two wholly-owned foreign subsidiaries, AGTsports Australia Pty. Ltd. and AGTsports (Europe) Ltd. All significant intercompany transactions have been eliminated in consolidation.

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

Property and Equipment

Property and equipment are carried at cost and are depreciated over their estimated useful lives utilizing the straight-line method of accounting. The Company does not have any operating assets for the year ended September 30, 1999.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


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

Comprehensive Income

Financial Accounting Standards No. 130 establishes standards for reporting comprehensive income which is defined as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the income statement. The Company adopted this Standard effective October 1, 1998. During 1999, the Company did not engage in any transactions required to be reported under this new Standard.

Loss Per Share

Loss per common share has been computed based upon the weighted-average number of shares outstanding during the period. Although the Company's preferred stock (Note 2) and options (Note 5) are common stock equivalents, they are antidilutive for the year ended September 30, 1999 and 1998.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

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

Reclassificaitons

Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

NOTE 2 - ACQUISITIONS

SWSI

On September 26, 1997 the Company acquired 100% of the outstanding stock of SWSI for an aggregate purchase price of $2,000,000. The purchase price was to be payable as follows:

     - 1,000,000 shares of restricted common stock of the Company, representing (by agreement) $500,000 of the purchase price, on September 26, 1997.
     - On or before March 31, 1998, the balance due of the purchase price of $1,500,000 was to be payable in common stock of the Company based on the set per share value of the Company's common stock in an anticipated public offering divided into the $1,500,000 purchase price.
     - In addition, from the proceeds of the anticipated public offering the Company has agreed to provide a minimum of $500,000 for SWSI expansion efforts.
     - The Company agreed to be responsible for all working capital needs of SWSI.
     - The Company and prior stockholders of SWSI have agreed to indemnify each other in the event of any breech or failure of observance of any covenant or agreement or commitment made by the Company and SWSI.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 2 - ACQUISITIONS (Continued)

On December 12, 1997 the Company entered into a settlement and release agreement between the Company, SWSI and the president of SWSI. Significant provisions of this agreement are as follows:

     -    The president of SWSI resigned effective January 1, 1998.
     - The president of SWSI is released from any further obligations with respect to the SWSI Stock Purchase Agreement of September 26, 1997.
     - The Company agreed to cause SWSI to become current on all Internal Revenue Service obligations on or before December 31, 1997. Such obligations totaled $51,084 and were paid by the Company on February 12, 1998.
     - The president of SWSI returned 539,000 shares of restricted common stock to the Company.
     - Effective January 1, 1998 the former President of SWSI will become a consultant of SWSI for a period of one year for an annual salary of $45,000.
     - The Company agreed to assume responsibility for all of SWSI's administrative functions and obligations.

The Company did not complete a public offering prior to March 31, 1998 and has not completed a public offering through July 23, 1999. As a result, the $1,500,000 of consideration discussed above has not been paid to SWSI. The Company paid payroll tax obligations of $51,084 and advanced $68,553 to SWSI for working capital in fiscal 1998. The advances for working capital and payroll taxes of $119,637 were included in loss on purchase of subsidiaries in the September 30, 1997 statements of operations and have also been included in accrued expenses-SWSI in the September 30, 1997 consolidated balance sheet.

The Company believes, based on the advice of legal counsel, that the selling stockholders of SWSI made certain misrepresentations with respect to the financial condition of SWSI. As a result of the alleged misrepresentations the Company is unsure as to whether the provisions of the SWSI Stock Purchase Agreement of September 26, 1997 (the "Agreement") are enforceable and as a result the Company is not complying with certain provisions of the Agreement and therefore does not intend to pay the remaining $1,500,000 of consideration due per the Agreement or to fund working capital obligations of SWSI as required per the Agreement. The amount of working capital obligations, if any, cannot be determined. In addition, whether or to what extent the Company is obligated with respect to all of the original provisions of the Agreement cannot be determined. Management does not believe the ultimate disposition of this matter will have a material adverse affect on the financial condition or results of operations of the Company.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 2 - ACQUISITIONS (Continued)

On December 1, 1997 the Company sold fifty-one percent of SWSI to an individual for $164,300. The Company issued a $164,300 noninterest bearing note receivable due in monthly installments of $500 commencing February 1, 1998 with the unpaid principle due February 1, 2003. The note receivable is collateralized by the SWSI stock sold to the individual. The Company has not received any payments with respect to the note receivable through July 31, 1998. Management is currently negotiating to settle the note receivable with the individual and to dispose of its forty-nine percent interest in SWSI.

The Company's remaining purchase of SWSI for 461,000 shares of restricted common stock, after consideration of the 539,000 shares of restricted common stock returned to the Company by the former president of SWSI was accounted for by the equity method. The financial statements of SWSI were not consolidated with the Company's financial statements because control of SWSI was deemed temporary in nature as of September 30, 1997 as a result of the sale of fifty-one percent of SWSI on December 1, 1997 and a plan implemented by management to dispose of the Company's remaining forty-nine percent interest in SWSI. The cost of the Company's investment in SWSI was $41,920, after reflecting a 50% discount from the market value of common stock due to the restriction on sale. Due to the uncertainty associated with the recoverability of the SWSI investment it has been expensed as of September 30, 1997. Such amount is included in loss on purchase of subsidiaries in the accompanying consolidated statements of operations. In addition, the Company does not expect to realize any additional earnings as a result of its investment in SWSI. It is management's understanding that the SWSI operations have been terminated.

TTA

On January 10, 1997, the Company acquired 100% of the outstanding stock of TTA for 175,000 shares of restricted common stock valued at $29,750, after reflecting a 50% discount from the market value of common stock due to the restriction on sale and 175,000 options to purchase 175,000 shares for $1 per share. The common stock options have no expiration date. The transaction was accounted for as a purchase and accordingly, the operating results of TTA have been included in the Company's consolidated financial statements since the date of the acquisition. In connection with the purchase of TTA the Company assumed notes payable of $218,500 and accrued liabilities of $35,320 and acquired accounts receivable of $5,771. As a result of the acquisition, $280,862 in goodwill was recorded by the Company, which reflects the adjustments necessary to allocate the purchase price to the fair value of assets purchased and liabilities assumed. The Company subsequently determined the goodwill was not recoverable and charged off goodwill of $280,862 during the year ended September 30, 1997. Such amount is included in loss on purchase of subsidiary in the accompanying consolidated statements of operations.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 2 - ACQUISITIONS (Continued)

The following unaudited proforma consolidated results of operations assumes the acquisition of TTA had occurred on October 1 of each year.

                                         Years Ended September 30,
                                         -------------------------
                                            1999           1998
                                         ---------    ------------
        Unaudited Proforma Information
        ------------------------------
        Revenue                          $     --     $       --
        Net loss                               --         (336,535)
        Loss per share                         --            (.012)

The unaudited proforma information is for informational purposes only and may not necessarily reflect the consolidated results of operations of the Company had the acquired business operated as part of the Company for the years ended September 30, 1997.

J.M. Golf, Inc.

On January 10, 1997 the Company acquired all of the assets of J.M. Golf, Inc. for 609,647 shares of restricted common stock of the Company valued at $103,640, after reflecting a 50% discount from the market value of common stock due to the restriction on sale. The assets acquired consisted primarily of a patent for a handheld golf course distance computer for automatically computing distances to sequentially selected points and is known as the Micro Caddie System. The Company has not marketed the device and is uncertain as to the future marketability. Due to uncertainty with respect to recoverability of the cost of the patent the Company charged off the entire cost of $103,640 during the year ended September 30, 1997. Such amount is in included in loss on disposal of assets in the accompanying consolidated statements of operations.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

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

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

Mr. Devine resigned as Chairman and CEO effective September 30, 1998. Based on his employment contract, Mr. Devine retains all options granted prior to his resignation.

Per the Agreement, during the year ended September 30, 1998, fees earned by Devine and Associates, Inc. were as follows:

                                                1999       1998
                                              --------   --------

              Consulting fees                 $   --     $144,550
              Administration and accounting       --        9,280
              Automobile allowance                --        6,500
                                              --------   --------

                                              $   --     $160,330
                                              ========   ========

Approximately $102,200 of these fees were converted to a note payable at September 30, 1998.

In addition, Devine and Associates, Inc. was reimbursed for certain expenses incurred on behalf of the Company as follows:

                                              1999       1998
                                             -------   -------

                  Travel and entertainment   $  --     $23,429
                  Other                         --       7,428
                                             -------   -------

                                             $  --     $30,857
                                             =======   =======

Mr. Devine has canceled all debt and options as of December 31, 1999 in exchange for 500,000 shares of common stock.

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

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

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

     GLT exchanged 6,850,000 shares of common stock and a note payable with an outstanding principal balance of $172,500 for 1,000,000 shares of preferred stock plus $15,000. The $15,000 cash payment was applied to the note payable resulting in the settlement of a note payable of $157,500 in connection with this transaction. The preferred stock is convertible at the option of GLT at a ratio of two shares of restricted common stock for each share of preferred stock. The preferred stock bears an aggregate dividend of $3,000 per month for 83 months. As of September 30, 1999, accrued dividend payments of $78,000 were unpaid. Such amounts have been included in accounts payable at September 30, 1999 in the accompanying balance sheet. The amended joint venture agreement provides for a default in the event a preferred stock dividend payment remains unpaid. The agreement requires the Company to reissue all common stock surrendered by GLT under this amendment and all future payments due by the Company shall be suspended.

On July 10, 1998 GLT and the Company entered into a settlement agreement. Significant provisions of the settlement agreement are as follows:

     The Company agreed to pay GLT $1,000 upon execution of the settlement agreement and $10,000 on September 1, 1998. The Company failed to make the September 1, 1998 payment and GLT may, at its sole option, void the settlement agreement and exercise all of its rights under the May 27, 1997 agreement discussed above. The $1,000 is reported as a deposit on the September 30, 1998 and 1999 balance sheets.

                              AGTsports, Inc.
                               Tampa, Florida
                       Notes to Financial Statements
                        September 30, 1999 and 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (Continued)

     GLT transferred its interest in all rights and obligations with the Company to an unrelated company (NYCON Resources, Inc.) as of September 17, 1999. In December 1999, NYCON terminated all debts and obligations with the Company in exchange for 2,695,203 shares of common stock.

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:
                                                          1999       1998
                                                        --------   --------
     Unsecured notes payable due on demand
       Interest at 10%.                                 $261,093   $146,226

     Unsecured notes payable due on demand
       Non-interest bearing.                              35,000     30,000

     Unsecured notes payable.  Principal and
       accrued interest at 10%, due February
       and September 2000.                                60,000     60,000

     Demand note payable in full on June 10,
       1999 with interest at 11.5% payable
       monthly, guaranteed by a stockholder
       of the Company.                                      --       70,000

     Notes payable for $17,746 and $102,260 for
       services, due December 31, 1998. Automatically
       renewing for 60 and 90 days, respectively. If
       not paid by December 31, 1998, the notes will
       accrue interest at 12%.                           120,006    120,006

     Other                                                 5,393      5,393
                                                        --------   --------

     Total notes payable                                 481,492    431,625
     Less current portion                                   --      371,625
                                                        --------   --------

     Total long-term debt                               $   --     $ 60,000
                                                        ========   ========

Required payments on long-term debt are as follows:

     September 30,
     -------------
          2000                                                     $ 60,000
                                                                   ========

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financia Statements
                           September 30, 1999 and 1998


NOTE 4 - NOTES PAYABLE (Continued)

As of September 30, 1999, $106,765 of interest was accrued related to these notes.

With the exception of the $35,000 in unsecured non-interest bearing notes, the fair value of these obligations approximates fair market value based on current market rates. Because the non-interest bearing notes have no fixed maturity, it is impossible to determine a fair value for these non-interest bearing obligations.

On January 16, 1997 the holder of the $1,000,000 note payable at September 30, 1996 agreed to exchange the $1,000,000 note payable and accrued interest of $105,179 through the date of the transaction for 3,000,000 shares of restricted common stock. In addition the holder of the note payable sold to the Company rights to 2.5% of the net operating revenues derived by the Company in a certain region of the United States for 500,000 shares of common stock valued at $125,000. The Company subsequently expensed the $125,000 as there was no discernable value with respect to the asset acquired.

The holder of the $113,120 note payable at September 30, 1996 released the Company of its obligation during fiscal 1997.

As discussed in Note 3 the holder of the $172,500 note payable at September 30, 1996 exchanged 6,850,000 shares of common stock and $172,500 note payable for 1,000,000 shares of preferred stock, plus $15,000.

NOTE 5 - ACCRUED EXPENSES

Components of accrued expenses are summarized as follows:

                                              1999       1998
                                            --------   --------

                 Accrued compensation       $  5,675   $   --
                 Accrued interest payable    106,765     58,950
                                            --------   --------

                 Total                      $112,440   $ 58,950
                                            ========   ========

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

Accounts payable includes $65,003 due to one of the Company's vendors. In February 1999, the vendor obtained a judgement against the Company for this amount. In addition, the Company must pay interest on the unpaid judgement at 8% per annum.

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

The Company may have violated certain Federal and State laws in connection with certain 1997 sales of common stock. Certain of the possible violations are discussed below.

The Company's sales of common stock to approximately thirty persons aggregating $477,950 in 1997 might be deemed to be in violation of Section 5 of the Securities Act of 1993 as amended (the 93 Act). The Company has not complied with the provisions of either Rule 505 or 506 and no Form D or other similar fillings have been made which claim or substantiate the availability of a registration exemption under certain Federal and State securities laws. Violation of Section 5 of the Act entitles the purchaser of the security to recover from the Company the consideration paid for the security together with interest thereon. The Company may also have violated certain Blue-Sky laws of the various states, in which investors reside.

The Company sold certain common stock in 1997 and the purchasers were given contractual nondilutive rights in the event of a reverse split or similar common stock adjustment. The Company's Articles of Incorporation do not permit the sale of nondilutive common stock.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company has taken actions which it believes, based on the advice of legal council, may cure the above securities law and corporate law violations as well as any additional securities and corporate law violations that may have occurred. However, the effect on the Company, if any, as a result of the ultimate disposition of these matters cannot be determined.

NOTE 7 - STOCK BASED COMPENSATION AND STOCK OPTIONS

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

The following is a summary of the status of the Company's stock option plans as of September 30, 1999:

                                              Number     Option Price
                                            of Shares      Per Share
                                            ---------      ---------

                   Outstanding at 9/30/97      908,333    $ .19 to .35
                   Granted                   1,200,000             .13
                   Exercised                      --             --
                   Expired                    (375,000)            .35
                                            ----------    ------------

                                             1,733,333    $ .13 to .19
                                            ==========    ============

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 7 - STOCK BASED COMPENSATION AND STOCK OPTIONS (Continued)

                                          Number     Option Price
                                         of Shares    Per Share
                                         ---------    ---------

                Outstanding at 9/30/98   1,733,333   $.13 to .19
                Granted                       --            --
                Exercised                     --            --
                Expired                       --            --
                                         ---------   -----------

                                         1,733,333   $.13 to .19
                                         =========   ===========

In addition, during fiscal 1997 certain purchasers of common stock were granted 875,250 options to purchase one share of common stock for each dollar invested. Such options expire five years from the date of grant and are exercisable at 50% of the market value of the common stock on the day of exercise. In addition, 175,000 options were issued to the selling shareholders of TTA. Such options are exercisable at $1 per share. At September 30, 1999, 518,250 options are outstanding with respect to options granted in connection with certain 1997 common stock sales and to the selling shareholders of TTA.

NOTE 8 - JOINT VENTURE AND COMMITMENT

In fiscal 1995, the Company entered into a joint venture with a South African company ("VEI") for the development, marketing and sales of the "Handwedge," a golf distance measuring device. The joint venture established Vision Applied Sports Technology (VAST), a company incorporated in the British Virgin Islands, with AGT as a fifty percent equity partner. Pursuant to the agreement, AGT is to provide marketing assistance and expertise and to secure a guarantee of payment to the manufacturer for the first 10,000 units produced. The investment in VAST is accounted for using the equity method of accounting.

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

At September 30, 1996, the Company's underlying equity in the joint venture declined because the market value of the Company's common stock contributed to the joint venture had declined in value. Therefore, at September 30, 1996, the investment was reduced to an amount of $119,350.

On March 17, 1997, the Company entered into an Agreement and Release with VEI whereby the Company relinquished all ownership rights in VAST and agreements related to VAST. In addition, VAST returned 700,000 shares of common stock to the Company. The Company subsequently retired the 700,000 shares of common stock.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 9 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are:

                                                1999            1998
                                             -----------    -----------
        Deferred tax assets:
          Net operating loss carryforwards   $ 4,867,006    $ 4,852,854
          Goodwill                                18,413         18,413
                                             -----------    -----------

        Total gross deferred tax assets        4,885,419      4,871,267

        Less valuation allowance              (4,885,419)    (4,871,267)
                                             -----------    -----------

        Net deferred tax assets              $      --      $      --
                                             ===========    ===========

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

At September 30, 1999, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $22,848,000. These carryforwards will expire in the following fiscal years:

         Fiscal Year                                        Amount
         -----------                                        ------

         2004                                            $  1,376,000
         2006                                               1,182,000
         2007                                               7,590,000
         2008                                               3,789,000
         2009                                               5,206,000
         2010                                               3,026,000
         2011                                                  92,000
         2012                                                 492,000
         2013                                                  95,000
                                                         ------------

                                                         $ 22,848,000
                                                         ============

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1998


NOTE 11 - SUBSEQUENT EVENTS

Stock for Indebtedness

In December, 1999 and January, 2000, the Company cancelled various indebtedness and interest totaling approximately $407,376 in exchange for approximately 9,294,866 shares of common stock.

Preferred Stock Conversion

In December, 1999, NYCON Resources, Inc. converted their holding of 1,000,000 shares of Preferred Stock into 1,000,000 shares of common stock.