Form 10QSB
period 1999-12-31
AGTSPORTS INC
filed 2000-02-29
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 1999

                         Commission File Number 0-16447


                                 AGTsports, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                             84-1022287
 ----------------------                               -------------------------
(State of incorporation)                             (I.R.S. Employer ID Number)


               7255 E. Quincy Avenue, Suite 550, Denver, CO 80237
               --------------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (303) 297-9656
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X ] No [ ]




As of December 31, 1999, 35,404,726 common shares, $0.10 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX
                                      -----


Part I   FINANCIAL INFORMATION

         Item 1         Consolidated Balance Sheets                           3
                        December 31, 1999 and September 30, 1999

                        Consolidated Statements of Operations                 4
                        Three Months Ended December 31, 1999 and 1998

                        Consolidated Statements of Cash Flows                 5
                        Three Months Ended December 31, 1999 and 1998

         Item 2.        Management's Discussion and Analysis                  6


Part II  OTHER INFORMATION

         Item 1.        Legal Proceedings                                     7

         Item 2.        Changes in Securities                                 7

         Item 3.        Default on Senior Securities                          7

         Item 4.        Submission of Matters to a Vote of
                          Security Holders                                    7

         Item 5.        Other Information                                     7

         Item 6.        Exhibits and Reports on Form 8-K                      7


Part III                SIGNATURES                                            8

                        Exhibit 27




PART 1,  ITEM 1.
                                           AGTsports, Inc.
                                  (and Wholly Owned Subsidiaries)

                                     CONSOLIDATED BALANCE SHEET
                                               ASSETS

                                                               Dec. 31, 1999          September 30,1999
                                                               -------------          -----------------
                                                                (unaudited)
Assets:
Current assets
         Cash                                                  $       --                $         22
                                                               ------------              ------------
                  Total current assets                                 --                $         22
                                                               ------------              ------------

Property and Equipment (net)                                          1,800                      --

Other assets                                                           --                       1,000
                                                               ------------              ------------

         Total Assets                                          $      1,180              $      1,022
                                                               ============              ============

                               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
         Accounts payable                                      $    150,058              $    227,807
         Accrued expenses                                           117,607                   112,440
         Note payable - current                                     583,492                   481,492
                                                               ------------              ------------
                  Total current liabilities                    $    851,153              $    821,739
                                                               ------------              ------------

Stockholders' Equity (Deficit):
Preferred Stock, $1.00 par value;
         5,000,000 Authorized; 1,000,000 shares issued
         and outstanding As of June 30, 1999                   $       --                $  1,000,000

Common Stock, $.001 par value;
         50,000,000 shares authorized
         27,450,941 shares issued and outstanding
         as of June 30, 1999, and 24,871,947 issued
         and outstanding as of September 30, 1998                    36,405                    27,555
Treasury Stock                                                      (17,459)                  (17,459)
Additional paid-in capital                                       23,383,043                22,392,893
Deficit accumulated during development stage                    (24,251,966)              (24,223,706)
                                                               ------------              ------------
Total shareholder's deficit                                        (849,977)                 (820,717)
                                                               ------------              ------------

Total liabilities and shareholders' deficit                    $      1,176              $      1,022
                                                               ============              ============




                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months       Three Months
                                                    Ended             Ended
                                                 Dec 31 1999       Dec 31, 1998
                                                 -----------       ------------

Operating Revenues                               $       --        $       --

Expenses:
Salaries and Wages                                       --              15,000
Professional Services                                   6,267            18,765
General and administrative expenses                     9,127            12,606
Depreciation and amortization                              20              --
                                                 ------------      ------------

Total Expenses                                         15,414            46,371
                                                 ------------      ------------

Operating Income (Loss)                               (15,414)          (46,371)

Other Income (Expenses)
Interest expense                                       (3,846)          (11,834)
                                                 ------------      ------------

Total Other Income (Expenses)                          (3,846)          (11,834)
                                                 ------------      ------------

Net Income (Loss) Before Extraordinary
 Items And Provision for Income Taxes                 (19,260)          (11,834)

Extraordinary Items                                      --                --
                                                 ------------      ------------

 Net Income (Loss)                                    (19,260)          (11,834)


Income (loss) per common share
Before Extraordinary Items                                -0-               -0-

Extraordinary Items Per Common Share                      -0-               -0-

Net Income (loss) per Common Share                        -0-               -0-

Weighted Average Shares
of Common Stock Outstanding                        36,379,726        28,623,743




                                              AGTsports, Inc.
                                     (and Wholly Owned Subsidiaries)

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)

                                                                            Three Months            Three Months
                                                                                Ended                  Ended
                                                                             Dec 31, 1999           Dec 31, 1998
                                                                             ------------           ------------

Cash Flows From Operating Activities
   Net loss                                                                  $   (19,260)           $  (259,721)
Adjustments to reconcile net loss to net cash used in operations to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                      20                   --
   Increase (Decrease) in Accounts Payable and accrued expenses                    5,418                (61,420)
                                                                             -----------            -----------
         Net Cash Provided (Used) in operating activities                        (13,830)                34,211
                                                                             -----------            -----------

Cash Flows From Investing Activities
   Payments for the purchase of equipment                                         (1,200)                  --
                                                                             -----------            -----------
         Net Cash Provided (Used) in operating activities                         (1,200)                  --
                                                                             -----------            -----------

Cash Flows From Financing Activities:
   Proceeds from issuance of note payable                                         15,000                   --
                                                                             -----------            -----------
         Net cash provided by (used in) financing activities                      15,000                   --
                                                                             -----------            -----------

Net increase (decrease) in cash                                                      (22)

   Cash at October 1, 1999                                                            22                     22
                                                                             -----------            -----------

   Cash at June 30, 1999                                                     $         0            $        22
                                                                             ===========            ===========



Supplemental information:
   Interest paid                                                             $         0            $        22
                                                                             ===========            ===========
   Taxes paid                                                                $         0            $         0
                                                                             ===========            ===========
   Dividends accrued                                                         $     9,000            $         0
                                                                             ===========            ===========
   Common stock exchanged for preferred stock                                $ 1,000,000            $         0
                                                                             ===========            ===========
   Debt assumed by shareholder                                               $         0            $    70,000
                                                                             ===========            ===========


                                                     5

                                 AGTsports, Inc.
                         (and Wholly Owned Subsidiaries)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Management Representation Note 1.

     The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended September 30, 1999.

ITEM 2:  Management's Discussion and Analysis

     In the fiscal quarter ending December 31, 1999, the Company was primarily engaged in the restructuring of operations. For the three-month period ended December 31, 1999, the Company had limited revenues and a net loss of ($19,260). The Company has abandoned its former sports technology business plan in favor of pursuing a potential merger or business combination with other entities as yet unidentified. In the opinion of management, the Company has not improved significantly as compared to the same period last year when it reported a net loss of $119,350.

     The Company has experienced ongoing working capital shortages that have limited its ability to pursue new business strategies. During the Quarter ended December 31, 1999, substantially all of the Company's note holders have agreed to cancel the notes in exchange for shares of common stock. As of the date of filing of this report, no shares of common stock have been issued to the note holders pending review of disclosure filing requirements by the Company's securities counsel. These efforts have been made for the purpose of increasing shareholders' equity and profitability on a going forward basis. However, no assurance can be provided the Company will be successful in these endeavors.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on December 31, 1999 was $ 0

     Provided new sources of working capital can be secured, in the opinion of management, the Company will be able to successfully meet all of its current obligations. However, no assurances can be given the Company will be successful in these endeavors.

PART II.
ITEM 1. Legal Proceedings

     During the quarter ended December 31, 1999, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.


ITEM 2. Changes in Securities

     During the Quarter ended December 31, 1999, the Company issued 7,850,000 shares of it's restricted common stock in accordance with the terms of agreements reached with a creditor and preferred shareholder of the Company. 1,000,000 shares of the Company's issued and outstanding preferred stock were cancelled in exchange for 2,000,000 restricted common shares of the Company. The common shares were issued as follows: 1,000,000 shares were issued on December 17, 1999, and 1,000,000 shares were issued subsequent to December 31, 1999. Accrued preferred stock dividends of app. $873,000 were waived by the Holder in exchange for 2,695,203 restricted common shares of the Company. At December 31, 1999, the shares have not been issued pending the completion and filing of various securities disclosure documents and registration statements by the Company.

     Pursuant to the terms of the Company's May 22, 1997 joint venture agreement with Global Links Trading, Ltd., on December 17, 1999, the Company issued 6,850,000 restricted common shares to GLT's assignee and the agreement was thereby terminated.

ITEM 3. Default on Senior Securities.

     As of December 31, 1999, the Company is in arrears on notes payable and related interest and has subsequently entered into negotiations to settle the arrearages through conversion into the Company's restricted common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

     As of December 31, 1999, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6. Exhibits and Reports on Form 8-K

     None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AGTsports, Inc.

Dated:  December 31, 1999                   By:  /s/  Cory J. Coppage
                                                 -------------------------------
                                                 President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  December 31, 1999                   By:  /s/  Cory J. Coppage
                                                 -------------------------------
                                                 President