Form 10QSB
period 2000-03-31
AGTSPORTS INC
filed 2000-05-22
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 2000

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


                                 (303) 437-9434
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X ] No [ ]



As of March 31, 2000, 36,408,726 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I            FINANCIAL INFORMATION

         Item 1.  Independent Accountants' Report                      F-1 - F-2

                  Balance Sheets                                          F-3
                  March 31, 2000 and September 30, 1999

                  Statements of Operations                                F-4
                  Six Months Ended March 31, 2000 and 1999

                  Statements of Cash Flows                                F-5
                  Six Months Ended March 31, 2000 and 1999

                  Notes to Financial Statements                        F-6 - F-7

         Item 2.  Management's Discussion and Analysis                    F-7


Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                       F-7

         Item 2.  Changes in Securities                                   F-8

         Item 3.  Default on Senior Securities                            F-8

         Item 4.  Submission of Matters to a Vote of Security Holders     F-8

         Item 5.  Other Information                                       F-8

         Item 6.  Exhibits and Reports on Form 8-K                        F-8


Part III          SIGNATURES                                              F-8

                  Exhibit  27                                             F-9

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
AGTsports, Inc.

We have reviewed the accompanying balance sheet of AGTsports, Inc. (a development stage company) as of March 31, 2000, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AGTsports, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders to Form 10-KSB/A for the year ended September 30, 1999.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

The accompanying 1999 financial statements of AGTsports, Inc. were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the 1999 financial statements and, accordingly, do not express an opinion or any other form of assurance on them.


                                                 /s/ BRIMMER, BUREK & KEELAN LLP
                                                 -------------------------------
                                                 BRIMMER, BUREK & KEELAN LLP



                                                 Certified Public Accountants


May 12, 2000


                                      AGTsports, Inc.
                               (A Development Stage Company)

                                      BALANCE SHEETS

                                          ASSETS

                                                               Mar 31, 2000   *Sep 30, 1999
                                                               ------------   -------------
                                                               (unaudited)
Assets:
Current assets
     Cash                                                      $        864    $         22
                                                               ------------    ------------

        Total current assets                                            864              22

Property and equipment (net)                                          1,120            --

Other assets                                                           --             1,000
                                                               ------------    ------------

        Total Assets                                           $      1,984    $      1,022
                                                               ============    ============


                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                          $    152,838    $    227,807
     Accrued expenses                                               133,220         112,440
     Note payable - current                                         600,492         481,492
                                                               ------------    ------------

         Total current liabilities                                  886,550         821,739

Stockholders' Equity (Deficit):
     Preferred Stock, $1.00 par value; 5,000,000
     Authorized; 1,000,000 shares issued and outstanding
     as of September 30, 1999                                          --         1,000,000

Common Stock, $.001 par value; 50,000,000 shares authorized
     36,408,726 shares issued and outstanding
     as of March 31, 2000, and 27,554,726
     issued and outstanding as of September 30, 1999                 36,405          27,555
Treasury Stock                                                      (17,459)        (17,459)
Additional paid-in capital                                       23,383,043      22,392,893
Accumulated deficit                                             (24,286,555)    (24,223,706)
                                                               ------------    ------------

     Total shareholder's deficit                                   (884,566)       (820,717)
                                                               ------------    ------------

     Total liabilities and shareholders' deficit               $      1,984    $      1,022
                                                               ============    ============


*Derived from Company's year-end audited balance sheet.


Please read accountants' report.

                                       F-3

                                                   AGTsports, Inc.
                                           (A Development Stage Company)

                                             STATEMENTS OF OPERATIONS
                                                   (Unaudited)



                                                    Three Months Ended               Six Months Ended         Jan 6, 1986
                                                         Mar 31                          Mar  31              (Inception)
                                                 ---------------------            --------------------          Through
                                                 2000             1999            2000            1999       Mar 31, 2000
                                                 ----             ----            ----            ----       ------------

Operating Revenues                           $       --      $       --      $       --      $       --      $  3,904,784
------------------

Expenses:
---------
Salaries and Wages                                   --              --              --              --         3,419,101
Professional Services                              13,533          10,685          19,800          19,609       4,005,884
General and administrative expenses                 7,033           2,017          16,160           3,467       3,436,292
Depreciation and amortization                          60            --                80            --         2,486,683
Contract services                                    --              --              --              --         4,985,397
Other operating expenses                             --              --              --              --         2,906,581
                                             ------------    ------------    ------------    ------------    ------------

     Total Expenses                                20,626          12,702          36,040          23,076      21,239,938
                                             ------------    ------------    ------------    ------------    ------------

Operating Income (Loss)                           (20,626)        (12,702)        (36,040)        (23,076)    (17,335,154)
                                             ------------    ------------    ------------    ------------    ------------

Other Income (Expenses)
Interest                                          (15,613)        (11,459)        (19,458)        (27,410)       (705,966)
Other income                                        1,650            --             1,650            --         2,917,134
Loss on equity securities                            --              --              --              --        (8,652,613)
Other expense                                        --              --              --              --        (1,719,411)
                                             ------------    ------------    ------------    ------------    ------------

     Total Other Income (Expenses)                (13,963)        (11,459)        (17,808)        (27,410)     (8,160,856)
                                             ------------    ------------    ------------    ------------    ------------

Net Income (Loss) Before Extraordinary
   Items And Provision for Income Taxes           (34,589)        (24,161)        (53,848)        (50,486)    (25,496,010)
Extraordinary Items                                  --              --              --              --         3,095,459
Provision for Income Taxes                           --              --              --              --        (1,793,033)
                                             ------------    ------------    ------------    ------------    ------------

Net Income (Loss)                            $    (34,589)   $    (24,161)   $    (53,848)   $    (50,486)   $ 24,193,584
                                             ============    ============    ============    ============    ============

Income (loss) per common share                       --              --              --              --
Before Extraordinary Items                           --              --              --              --
Extraordinary Items Per Common Share                 --              --              --              --
                                             ------------    ------------    ------------    ------------

Net Income (loss) per Common Share                   --              --              --              --

Weighted Average Shares
  of Common Stock Outstanding                  36,379,726      27,554,726      32,632,748      27,554,726

Please read accountants' report

                                                         F-4

                                           AGTsports, Inc.
                                    (A Development Stage Company)

                                       STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                                           Jan 6, 1986
                                                                  Six Months Ended         (Inception)
                                                                      March 31               Through
                                                                2000           1999       Mar 31, 2000
                                                                ----           ----       ------------

Cash Flows From Operating Activities:
         Net cash provided (used) by operating activities   $   (28,958)   $   (38,744)   $(4,935,485)
                                                            -----------    -----------    -----------

Cash Flows From Investing Activities:
     Purchase of assets                                          (1,200)          --         (360,974)
     Other investing activities                                    --             --          628,932
                                                            -----------    -----------    -----------

         Net cash provided (used) by investing activities        (1,200)          --          267,958
                                                            -----------    -----------    -----------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                    31,000         44,000        670,000
     Other financing activities                                    --               44      3,998,391
                                                            -----------    -----------    -----------

         Net cash provided (used) by financing activities        31,000         44,044      4,668,391
                                                            -----------    -----------    -----------

Net increase (decrease) in cash                                     842          5,300            864

Cash at beginning of period                                          22            685           --
                                                            -----------    -----------    -----------

Cash at end of period                                       $       864    $     5,985    $       864
                                                            ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Preferred stock converted to common stock                   $ 1,000,000    $      --      $ 1,000,000
                                                            ===========    ===========    ===========
Loan assumed by shareholder                                 $      --      $    70,000    $    70,000
                                                            ===========    ===========    ===========
Dividends accrued                                           $     9,000    $    18,000    $    54,000
                                                            ===========    ===========    ===========
Accrued dividends converted to note payable                 $    87,000    $      --      $    87,000
                                                            ===========    ===========    ===========


Please read accountants' report.

                                                  F-5

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

NOTE 1 - MANAGEMENT REPRESENTATION

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

NOTE 2 - BASIS OF PRESENTATION

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

NOTE 3 - CHANGES IN SECURITIES

     During the Quarter ended December 31, 1999, the Company issued 7,580,000 shares of its restricted common stock in accordance with the terms of agreements reached with a creditor and preferred shareholder of the Company. 1,000,000 shares of the Company's issued and outstanding preferred stock were canceled in exchange for 2,000,000 restricted common shares of the Company. The common shares were issued as follows: 1,000,000 shares were issued on December 17, 1999, and 1,000,000 shares were issued February 2, 2000.

     Pursuant to the terms of the Company's 1997 joint venture agreement with Global Links Trading, Ltd., the Company issued 6,850,000 restricted common shares on December 17, 1999 to GLT's assignee and the agreement was thereby terminated.

NOTE 4 - DEFAULT ON SENIOR SECURITIES

     As of December 31, 1999, the Company is in arrears on notes payable and related interest and has subsequently entered into negotiations to settle the arrearages through conversion into the Company's restricted common stock. Accrued preferred stock dividends of approximately $83,000 were waived by the Holder in exchange for 2,695,203 restricted common shares of the Company. At March 31, 2000, the shares have not been issued pending the completion and filing of various securities disclosure documents and registration statements by the Company.

ITEM 2: Management's Discussion and Analysis

     From 1993 to 1998, the Company was engaged in the development of golf technology and sports-related products and services. The Company was unable to bring its products to market and the business failed in 1998. During fiscal 1999, and through the period ending March 31, 2000, no significant business activity was conducted by the Company and no income was realized. As of the date of filing of this report, the Company has no business operations, material revenues or identifiable assets and it continues to experience working capital shortages that have limited its ability to pursue new business strategies.

     In October 1998, the Company appointed a consultant to negotiate the settlement of outstanding liabilities with a view toward reorganizing the Company and securing a new business opportunity. While the Company is seeking capital sources for investment, there is no assurance that sources can be found. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock. Operating expenses for the six month period ending March 31, 2000 were $36,040 and $23,076 for the same period in 1999. The revenues for the period were $-0- in 2000 and 1999. The Company recorded a loss for the period ending March 31, 2000 of ($53,848) and ($50,486) in 1999. Losses can be expected to continue until a profitable business is developed.

Liquidity and Capital Resources

     Cash and cash equivalent's balance on March 31, 2000 was $864. (In the fiscal quarter ending March 31, 2000, the Company was primarily engaged in the restructuring of operations.) For the six month period ended March 31, 2000, the Company had limited revenues and a net loss of ($53,848). The Company has abandoned its former sports technology business plan in favor of pursuing a potential merger or business combination with other entities as yet unidentified. In the opinion of management, the Company has not improved significantly as compared to the same period last year when it reported a net loss of ($50,486).

PART II.

ITEM 1. Legal Proceedings

     During the quarter ended March 31, 2000, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

     During the Quarter ended December 31, 1999, the Company issued 7,580,000 shares of its restricted common stock in accordance with the terms of agreements reached with a creditor and preferred shareholder of the Company. 1,000,000 shares of the Company's issued and outstanding preferred stock were canceled in exchange for 2,000,000 restricted common shares of the Company. The common shares were issued as follows: 1,000,000 shares were issued on December 17, 1999, and 1,000,000 shares were issued February 2, 2000.

     Pursuant to the terms of the Company's 1997 joint venture agreement with Global Links Trading, Ltd., the Company issued 6,850,000 restricted common shares on December 17, 1999 to GLT's assignee and the agreement was thereby terminated.

ITEM 3. Default on Senior Securities.

     As of March 31, 2000, the Company is in arrears on notes payable and related interest and has subsequently entered into negotiations to settle the arrearages through conversion into the Company's restricted common stock.

ITEM 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

     As of March 31, 2000, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

ITEM 6. Exhibits and Reports on Form 8-K

     None.


SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AGTsports, Inc.

Dated: March 31, 2000                       By: /s/ Cory J. Coppage
---------------------                       -----------------------
                                            Cory J. Coppage, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2000                       By: /s/ Cory J. Coppage
---------------------                       -----------------------
                                            Cory J. Coppage, President