Form 10QSB
period 2000-06-30
AGTSPORTS INC
filed 2000-08-21
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        FOR QUARTER ENDING JUNE 30, 2000

                         Commission File Number 0-16447


                                 AGTSPORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        COLORADO                                             84-1022287
------------------------                             ---------------------------
(State of incorporation)                             (I.R.S. Employer ID Number)


               7255 E. Quincy Avenue, Suite 550, Denver, CO 80237
               ---------------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (303) 437-9434
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]      No [ ]


As of June 30, 2000, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX

Part I             FINANCIAL INFORMATION

         Item 1.   Independent Accountants' Report                     F-1 - F-2

                   Balance Sheets                                      F -3
                   June 30, 2000 and September 30, 1999

                   Statements of Operations                            F-4
                   Nine Months Ended June 30, 2000 and 1999

                   Statements of Cash Flows                            F-5
                   Nine Months Ended June 30, 2000 and 1999

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

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
AGTsports, Inc.

We have reviewed the accompanying balance sheet of AGTsports, Inc. (a development stage company) as of June 30, 2000, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AGTsports, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders to Form 10-KSB/A for the year ended September 30, 1999.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

As discussed in Note 2, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

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

                                                    BRIMMER, BUREK & KEELAN LLP



                                                    Certified Public Accountants

August 20, 2000

                                 AGTsports, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                JUNE 30, 2000      *SEP 30, 1999
                                                                 ------------       ------------
                                                                  (unaudited)
                                     ASSETS
Assets:
Current assets
     Cash                                                        $          3       $         22
                                                                 ------------       ------------

        Total current assets                                                3                 22

Property and equipment (net)                                            1,060                 --

Other assets                                                               --              1,000
                                                                 ------------       ------------

        Total Assets                                             $      1,063       $      1,022
                                                                 ============       ============


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                            $     93,454       $    227,807
     Accrued expenses                                                  72,819            112,440
     Note payable - current                                           137,279            481,492
                                                                 ------------       ------------

         Total current liabilities                                    303,552            821,739

Stockholders' Equity (Deficit):
     Preferred Stock, $1.00 par value; 5,000,000
     Authorized; 1,000,000 shares issued and outstanding
     as of September 30, 1999                                              --          1,000,000

Common Stock, $.001 par value;
     50,000,000 shares authorized
     49,848,919 shares issued and outstanding
     as of June 30, 2000, and 27,554,726
     issued and outstanding as of September 30, 1999                   49,845             27,555
Treasury Stock                                                        (17,459)           (17,459)
Additional paid-in capital                                         23,937,746         22,392,893
Accumulated deficit                                               (24,272,621)       (24,223,706)
                                                                 ------------       ------------

     Total shareholder's deficit                                     (302,489)          (820,717)
                                                                 ------------       ------------

     Total liabilities and shareholders' deficit                 $      1,063       $      1,022
                                                                 ============       ============

*Derived from Company's year-end audited balance sheet.

Please read accountants' report.

                                 AGTsports, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED               JAN 6, 1986
                                                        JUNE 30                             JUNE 31                   (INCEPTION)
                                             ------------------------------      ------------------------------         THROUGH
                                                 2000              1999              2000              1999          JUNE 30, 2000
                                             ------------      ------------      ------------      ------------      ------------
OPERATING REVENUES                           $         --      $         --      $         --      $         --      $  3,904,784
------------------

EXPENSES:
---------
Salaries and Wages                                     --                --                --                --         3,419,101
Professional Services                              16,382             7,500            36,182            27,109         4,022,266
General and administrative expenses                 3,230               296            19,390             3,763         3,439,522
Depreciation and amortization                          60                --               140                --         2,486,743
Contract services                                      --                --                --                --         4,985,397
Other operating expenses                               --                --                --                --         2,906,581
                                             ------------      ------------      ------------      ------------      ------------

     Total Expenses                                19,672             7,796            55,712            30,872        21,259,610
                                             ------------      ------------      ------------      ------------      ------------

Operating Income (Loss)                           (19,672)           (7,796)          (55,712)          (30,872)      (17,354,826)
                                             ------------      ------------      ------------      ------------      ------------

Other Income (Expenses)
Interest                                            5,895            (8,923)          (13,563)          (36,333)         (700,071)
Other income                                           --                --             1,650                --         2,917,134
Settlement expense                                (31,150)               --           (31,150)               --           (31,150)
Loss on equity securities                              --                --                --                --        (8,652,613)
Other expense                                          --                --                --                --        (1,719,411)
                                             ------------      ------------      ------------      ------------      ------------

     Total Other Income (Expenses)                (25,255)           (8,923)          (43,063)          (36,333)       (8,186,111)
                                             ------------      ------------      ------------      ------------      ------------

Net Income (Loss) Before Extraordinary
   Items And Provision for Income Taxes,          (44,927)          (16,719)          (98,775)          (67,205)      (25,540,937)
Extraordinary Items                                58,860                --            58,860                --         3,154,319
Provision for Income Taxes                             --                --                --                --        (1,793,033)
                                             ------------      ------------      ------------      ------------      ------------

Net Income (Loss)                            $     13,933      $    (16,719)     $    (39,915)     $    (67,205)     $ 24,179,651
                                             ============      ============      ============      ============      ============

Income (loss) per common share                         --                --                --                --
Before Extraordinary Items                             --                --                --                --
Extraordinary Items Per Common Share                   --                --                --                --
                                             ------------      ------------      ------------      ------------

Net Income (loss) per Common Share                     --                --                --                --

Weighted Average Shares
  of Common Stock Outstanding                  41,996,114        27,554,726        35,742,479        27,554,726


Please read accountants' report.

                                 AGTsports, Inc.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               JAN 6, 1986
                                                                    NINE MONTHS ENDED           (INCEPTION)
                                                                        JUNE 30                   THROUGH
                                                                  2000             1999        JUNE 30, 2000
                                                              -----------      -----------      -----------
Cash Flows From Operating Activities:

         Net cash provided (used) by operating activities     $   (41,612)     $   (38,744)     $(4,948,139)
                                                              -----------      -----------      -----------

Cash Flows From Investing Activities:
     Purchase of assets                                            (1,200)              --         (360,974)
     Other investing activities                                        --               --          628,932
                                                              -----------      -----------      -----------

         Net cash provided (used) by investing activities          (1,200)              --          267,958
                                                              -----------      -----------      -----------

Cash Flows From Financing Activities:
     Proceeds from issuance of long-term debt                      43,000           44,000          682,000
     Other financing activities                                      (207)              44        3,998,184
                                                              -----------      -----------      -----------

         Net cash provided (used) by financing activities          31,000           44,044        4,680,184
                                                              -----------      -----------      -----------

Net increase (decrease) in cash                                       (19)           5,300                3

Cash at beginning of period                                            22              685               --
                                                              -----------      -----------      -----------

Cash at end of period                                         $         3      $     5,985      $         3
                                                              ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Preferred stock converted to common stock                     $ 1,000,000      $        --      $ 1,000,000
                                                              ===========      ===========      ===========
Loan assumed by shareholder                                   $        --      $    70,000      $    70,000
                                                              ===========      ===========      ===========
Dividends accrued                                             $     9,000      $    18,000      $    54,000
                                                              ===========      ===========      ===========
Accrued dividends converted to note payable                   $    87,000      $        --      $    87,000
                                                              ===========      ===========      ===========
Notes payable converted to stock                              $   474,006      $        --      $   474,006
                                                              ===========      ===========      ===========
Other payables converted to stock                             $    62,987      $        --      $    62,987
                                                              ===========      ===========      ===========


Please read accountants' report.

                                 AGTsports, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $39,915 and $67,205 for the nine months ended June 30, 2000 and 1999, respectively. At June 30, 2000 and 1999, the Company has a net working capital deficit of $302,489 and $775,570, respectively, and a shareholders' deficit of $302,489 and $775,570, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. In addition, management has been advised by legal counsel that the Company may have violated certain securities laws as discussed below which might result in additional liability not currently determinable due to possible recission of certain common stock sales. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Pursuant to the terms of the Company's 1997 joint venture agreement with Global Links Trading, Ltd., the Company issued 6,850,000 restricted common shares on December 17, 1999 to GLT's, assignee and the agreement was thereby terminated.

During the Quarter ended June 30, 2000, the Company issued 12,515,193 shares of its restricted common stock to settle outstanding liabilities with a book value of approximately $537,000. The Company as issued 925,000 shares of stock with a market value of $31,150 to settle claims filed by various shareholders

ITEM 2: Management'Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2000, the Company had no current business operations. The Company has experienced operating expenses of $55,712 for the nine-month period ending June 30, 2000 and $30,872 for the same period in 1999. The revenues for the period were none in 2000 or 1999. The Company recorded net income for the period ending June 30, 2000 because debt with a net book value of $65,000 was settled for approximately $6,100. For the nine months ended June 30, 1999 the Company reported a net loss of ($67,205). Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had nominal cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended June 30, 2000, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

During the Quarter ended June 30, 2000, the Company completed debt to equity agreements with creditors eliminating debt obligations of approximately $474,000 plus accrued interest of $60,000 through the issuance of 12,440,193 shares of the Company's restricted common stock, as reported on Form D filed by the Company with the Securities and Exchange Commission.

ITEM 3. Default on Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

As of June 30, 2000, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

The Company's Articles of Incorporation as amended entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company. The Company's plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented by persons or firms seeking the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. The Company anticipates that the selection process of such potential business opportunities will be complex and extremely risky, and no assurance can be provided the Company will be successful in these endeavors.

ITEM 6. Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AGTsports, Inc.

Dated:  June 30, 2000                                  By: /s/  CORY J. COPPAGE
                                                           ---------------------
                                                       President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 30, 2000                                  By: /s/  CORY J. COPPAGE
                                                           ---------------------
                                                       President