Form 10KSB40
period 2000-09-30
AGTSPORTS INC
filed 2001-01-16
CIK 791118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending September 30, 2000

                         Commission File Number 0-21914

                                 AGTsports, Inc.
               (Exact name of Issuer as specified in its charter)

        Colorado                                        84-1022287
(State of incorporation)                    (I.R.S. Employer Identification No.)

            7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237
               (Address of principle executive offices) (Zip Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $1,650

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of September 30, 2000, was $48,902. A total of 48,902,589 shares were owned by non-affiliates as of September 30, 2000.

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 2000 was 49,848,919 shares. Transitional Small Business Disclosure (check one): Yes ( ) No ( X )

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None.

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



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

Item 1. Description of Business.

     AGTsports, Inc. (the "Company") was first incorporated in Colorado on January 6, 1986 as American Merger Control, an investment holding company designed to invest in all types of assets, businesses and/or properties. From September 30, 1991 to September 30, 1998, the Company was engaged in efforts to develop technology products and services for golf and sports applications. The Company was unable to successfully bring its technology products to market and discontinued its former business plan for its technology products in fiscal 1998.

     During fiscal 1999 and fiscal 2000, and as of the date of filing of this report, the Company has no operating business, assets or investments. The Company has implemented a restructuring plan designed to negotiate settlement of outstanding liabilities while exploring potential business combinations with as yet unidentified third parties to generate new sources of revenue. The Company can provide no assurances that management will be successful in these endeavors. The Company continues to experience severe financial difficulties. In addition, the auditors of the Company have raised considerable doubt as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements, Note 1.").

Business of the Issuer

     The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company may be considered as a "shell" company whose sole purpose, at this time, is to search for and enter into new business opportunities. The Company can provide no assurances when, or if, this will occur.

     The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. Accordingly, the Company's current purpose is to seek, investigate, and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms seeking the perceived advantages of a corporation which files periodic reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company may participate in a business venture of virtually any kind or nature.

     The following discussion of proposed business opportunities is purposefully general and is not meant to be restrictive of the Company's discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources (See "Financial Statements"). This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

     Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes there are a number of firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially available business opportunities may occur in different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult, time-consuming and complex. In addition, potential detriments also exist which may include the significant legal and accounting costs incurred in connection with the acquisition of a business opportunity and the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel of the business opportunity, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel and take other reasonable investigation measures, to the extent allowable in light of the Company's limited financial resources and management expertise.

     To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction. Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is anticipated that outside consultants or advisors may be retained in the future, in addition to the Company's legal counsel and accountants, to effectuate the business plan described herein. In the event such consultants succeed in helping the Company to complete a business combination, due to the Company's limited financial resources, they will, in all likelihood, need to be paid by the prospective merger/acquisition candidate.

     The Company will not restrict its search to any specific kind of firms, but may acquire a venture which is in its preliminary or development stage, or which is already in operation or which is in essentially any stage of its corporate life. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. It is impossible to predict at this time the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded or may seek other perceived advantages which the Company may offer. The Company anticipates that the selection of a business opportunity in which to participate will be complex, time-consuming and extremely risky. A number of risks arise in the acquisition of any business opportunity that could materially and adversely affect the Company and its business and operating results, including:

     o problems integrating the acquired operations, technologies or products;

     o diversion of management's time and attention from the core plan of business;

     o difficulties in retaining business relationships with suppliers and customers of the acquired company;

     o risks associated with entering markets in which we lack prior experience; and

     o    potential loss of key employees of the acquired company.

     It is anticipated that the Company will incur certain expenses in the implementation of its business plan described herein. Recognizing the Company has no capital with which to pay these anticipated expenses, a number of the Company's shareholders have voluntarily offered financial assistance to the Company in the form of loans to be utilized for working capital purposes. In making such loans, the Company's shareholders have acknowledged that the only opportunity for these loans to be repaid will be through a prospective merger or acquisition, and they have agreed among themselves that the repayment of any loans made on behalf of the Company will not impede, or be made conditional in any manner, on consummation of a proposed transaction. Notwithstanding the potential for such voluntary loans, there is no assurances that the Company will have, or can obtain, sufficient funds necessary to select, investigate and thereafter acquire an interest in a new business opportunity.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with applicable federal and state securities laws. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant and substantial reduction if the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant and substantial dilutive effect on the percentage of shares held by the Company's then-shareholders. The Company will, if required by applicable law, seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. A prospective transaction can also be structured so that it may be effectuated by the Board of Directors without shareholder approval.

     The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, the Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

Investment Company Act of 1940

     The Company may participate in a business or opportunity by purchasing, trading or selling the securities of such business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940 (the "Investment Act"), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Act and the regulations promulgated thereunder. Section 3(a) of the Investment Act provides the definition of an "investment company" which includes an entity that engages or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities, or that engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading "investment securities" (defined as all securities other than government securities, securities of majority-owned subsidiaries and certain other securities) the value of which exceeds 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner that will result in the availability of this exception from the definition of "investment company." Consequently, the Company's participation in a business or opportunity through the purchase and sale of investment securities will be limited. In order to avoid classification as an investment company, the Company will search for, analyze and acquire or participate in a business opportunity by use of a method that does not involve the acquisition, ownership or holding of investment securities.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections. The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Compliance with Government Regulations

     The operations of the Company do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 Federal Family Medical Leave Act ("FMLA"). As of September 30, 2000, the Company fully complies with the terms of this legislation as a U.S. employer.

Research and Development Costs

     As of September 30, 2000, the Company is not engaged in material research and development activities and has not incurred material R&D costs in the prior three fiscal periods.

Trade Names.

     The Company does not own or utilize any trade names.

Intellectual Property.

     The Company does not own any intellectual property or patents.

Competition

     The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.

Employees

     The Company has no full time employees. The Company's President works in a consulting capacity. The President anticipates that the business plan described herein can be implemented by his devoting approximately 100 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to his limited time commitment. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

Management and Executive Offices of AGT

     The Company maintains an administrative office at 7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237. Telephone: (303) 437-9434, Fax: (303)
691-8884, Email: agtoffice@aol.com (See "Item 2. Property," below.)

Forward Looking Statements

     This Form 10-KSB includes certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical fact included in this Form 10-KSB, including, without limitation, the statements under "Item I. Description of Business," "Item 3. Legal Proceedings," and "Item
6. Management's Discussion and Analysis or Plan of Operation" regarding the Company's financial position, its acquisition strategy and approach to the acquistion of business opportunities and other matters are forward-looking statements. Although the Company believes that the limited expectations reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this Form 10-KSB in conjunction with the forward-looking statements contained herein.

Item 2. Description of Property.

     The Company owns no property or assets, and maintains no operating leases as of September 30, 2000. The Company rents an office of approximately 1,500 square feet on a month-to-month basis at a rate of $1,600 per month. In the fiscal year 2000, the Company paid rent expenses of $19,200 for the use of this office.

Item 3. Legal Proceedings

     As of the date of filing of this report, the Company is not a party to, nor aware of, any legal proceedings against it which, in the opinion of management, are material to the future of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Stockholders during the fiscal year ended September 30, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) MARKET INFORMATION. The Company's Common Stock trades in the over-the-counter market, under the symbol "AGTP." The following table sets forth the high and low bid prices for the Company's Common Stock for the periods indicated as reported by the OTC Bulletin Board. These prices are believed to be inter-dealer quotations and do not include retail mark-ups, mark-downs, or other fees or commissions, and may not necessarily represent actual transactions.

           Quarter Ending                 High Bid          Low Bid
           --------------                 --------          -------

           September 30, 2000              $0.02             $.001
           June 30, 2000                    0.08              .02
           March 31, 2000                   0.11              .08
           December 31, 1999                0.02              .00
           September 30, 1999               0.02              .00
           June 30, 1999                    0.06              .02
           March 31, 1999                   0.03              .00
           December 31, 1998                0.03              .00
           September 30, 1998               0.02              .00


     (b) HOLDERS. As of January 15, 2001, the Company had 830 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES.

     In December, 1999, the Company completed a settlement agreement with a shareholder of the Company to cancel and retire all shares of its issued and outstanding Series A preferred stock. Pursuant to the conversion terms of the Company's Series A preferred shares, the Company converted 1,000,000 shares of non-voting preferred stock on a one-for-two basis into 2,000,000 restricted shares of the Company's voting common stock. The Company also satisfied payment of $87,000 in accrued and unpaid preferred stock dividends by the issuance of additional restricted common shares to the shareholder. Finally, the Company issued to 6,850,000 restricted common shares to the same shareholder as required under the default terms of a joint venture agreement and thereby released the Company from further obligations thereunder. (See "Item 12 - Certain Transactions and Related Transactions" below and "Notes to Consolidated Financial Statements".) The subject shares were issued by the Company in reliance upon various registration exemptions including Sections 4(2) and 4(6) of the 1933 Act. Appropriate restrictive legends were placed on all certificates and stop transfer instructions were issued to the transfer agent.

     During the year ended September 30, 2000, the Company issued 13,440,193 restricted shares of its common shares to 12 existing shareholders (each being an accredited investor) and two (2) former employees in exchange for the cancellation of outstanding indebtedness and claims. The subject shares were issued by the Company in reliance upon a registration exemption afforded by

Sections 4(2) and/or 4(6) of the 1933 Act and the provisions of Regulation D promulgated thereunder. Each person was provided with current information on the Company and provided an opportunity to ask questions of management. Appropriate restrictive legends were placed on all certificates and stop transfer instructions were issued to the transfer agent.

     During September, 2000, the Company issued an aggregate of 1,494,395 shares of Series 2000A Preferred Stock in exchange for the cancellation and satisfaction of indebtedness and to eliminate, cancel and release certain alleged "anti-dilution" rights and stock options offered to approximately 30 investors who participated in the Company's private placements of its common stock in 1997 and 1998. As to subject shares issued to the approximately 20 non-U.S. persons, the Company relied upon a registration exemption afforded by Regulation S promulgated under the 1933 Act. The remaining shares were issued by the Company in reliance upon a registration exemption afforded by Sections 3(b) and/or 4(2) of the 1933 Act and the provisions of Regulation D promulgated thereunder. Each person was provided with current information on the Company and provided an opportunity to ask questions of management. Appropriate restrictive legends were placed on all certificates and stop transfer instructions were issued to the transfer agent.


ITEM 6. Management's Discussion and Analysis of Financial Condition and plan of Operations

     For the fiscal year ended September 30, 2000, the Company was principally involved in settling its delinquent indebtedness and exploring potential business opportunities with third parties. During fiscal 2000, the Company settled numerous delinquent accounts payable, note payable balances and potential claims in consideration of a combination of cash payments aggregating $33,000, the issuance of 22,294,193 restricted shares of the Company's common stock, and 1,494,395 shares of Series 2000A preferred stock in satisfaction of debts and claims valued at approximately $993,700, and which resulted in net debt forgiveness of approximately $301,000.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2000, the Company had a net working capital deficit of ($63,167) and a shareholders deficit of ($62,167). There is no assurance the Company will be successful in its plans developed with the intent of remedying these conditions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Independent Auditor's Report and "Notes to Financial Statements, Note 1" included herein. The financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

     As of September 30, 2000, the Company had no assets other than minor cash balances and had settled substantially all of its indebtedness. Revenues for the fiscal year 2000 were $1,650 as compared to zero revenues for the fiscal year ended September 30, 1999.

     General and administrative expenses for the year ended September 30, 2000 were $51,576 as compared to $4,923 for the year ended September 30, 2000. The increase in general and administrative expenses was due to the efforts to clean up the Company's balance sheet. Interest expense decreased from $56,363 in the year ended September 30, 1999 to $23,867 in fiscal 2000 due to the difference in nature of settlements reached during 1999 as compared to 2000. For the year ended September 30, 2000, the Company recognized extraordinary income from debt forgiveness in the amount of $200,438 (net of $100,000 in income taxes) and income tax benefit realized in the amount of $19,878, all due to the settlement of various debts owed by the Company.

     The Company had a net loss before extraordinary income of $169,348 in the year ended September 30, 2000 compared to a net loss of $94,352 for the year ended September 30, 1999. However, the Company had net income for the year ended September 30, 2000 in the amount of $50,968 as compared to a net loss of $94,352 for the prior year. The 2000 net income was due principally to the extraordinary income relating to the Company's efforts to settle outstanding debt and liabilities which resulted in debt forgiveness income.

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

Liquidity and Capital Resources

     There was no significant change in the Company's deficit working capital during fiscal year 2000 as the Company continued restructuring with the objective of pursuing new business opportunities. Cash and cash equivalent's balance on September 30, 2000 was $16,547. Current assets were $16,547 and current liabilities were $79,714. At September 30, 2000, the Company has no underlying business or investments and continues to experience severe working capital shortages. For the fiscal year ending September 30, 2000, the Company had nominal revenues, total expenses of $251,810 but had net income of $50,968 as a result of extraordinary income in the amount of approximately $220,316. This net income was attributed to debt forgiveness arising in connection with the restructuring of the Company. At September 30, 2000, the Company has working capital deficiency of $(63,167) and a stockholders deficit of $(62,167). In the opinion of management, the Company continues to experience lack of adequate funding to fully pursue its business plan. Given the severe working capital problems of AGTsports, Inc., the auditors of the Company have raised significant doubts as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements" below).

Material Commitments for Capital Expenditures

     As of September 30, 2000, the Company has no material commitments for capital expenditures.

Unfavorable Trends or Uncertainties

     The business of the Company is not subject to unfavorable trends or uncertainties other than the potential significant decline the health of the U.S. economy and/or a significant rise or decline in interest rates and the U.S. trading markets. The Company can make no determination as to the effect of these factors on operations or the probability such factors will occur.

Seasonal Aspects Bearing Upon Operations

     The Company is not subject to seasonal fluctuations in its business cycle which have a material impact on operations.

ITEM 7.  FINANCIAL STATEMENTS.

     The Consolidated Financial Statements of the Company are attached as follows:

                                                                           Page
                                                                           ----
     Independent Auditor's Report .......................................   F-1

     Balance Sheets - September 30, 2000 and 1999 .......................   F-2

     Statements of Operations for the Years Ended
     September 30, 2000 and 1999 ........................................   F-3

     Statements of Changes in Stockholders' Equity
     for the Years Ended September 30, 2000 and 1999 ....................   F-5

     Statements of Cash Flows for the Years Ended
     September 30, 2000 and 1999 ........................................   F-6

     Notes to the Financial Statements - September 30,
     2000 and 1999 ......................................................   F-8



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Information with respect to the executive officers and directors of the Company is set forth below:

Name                         Age           Company Positions and Offices
----                         ---           -----------------------------

Cory J. Coppage              37            President, Treasurer, Corporate
                                           Secretary, Director

Louis F. Coppage             63            Director


Business Experience of EXECUTIVE Officers and Directors

     Cory J. Coppage, President, Treasurer, Secretary and Director. Mr. Coppage, 38, first joined the Company as secretary in 1996. In October of 1998, Mr. Coppage became acting president and is presently serving as the sole officer of the Company pending completion of restructuring measures. He has over ten years of business management experience working with various public and private companies. From 1999 to present, he has served as secretary and past director of SAN Holdings, Inc. "SANZ" (formerly Citadel Environmental Group, Inc.), a data storage technology services business based in Castle Rock, CO. He is a consultant and secretary of TangibleData, Inc., a digital content publishing and distribution business based in Boulder, CO. From 1994 to 1998, he was secretary and a member of the board of directors of American Consolidated Growth Corporation, a public holding company and Colorado corporation. From 1989 to 1994 he was a licensed property & casualty insurance agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA. Mr. Coppage has expertise in the areas of business administration, investor relations and early stage development of public companies. He holds a bachelors of science degree in business administration from Regis University (1985) located in Denver, Colorado.

     Louis F. Coppage, Director. Mr. Coppage, 63, was appointed to the board of directors of the Company in 1996. He has over twenty years of executive and managerial experience with domestic and international operations involving finance and business development in the private and public sectors. From 1997 to 2000, he served as president and director of Citadel Environmental Group, Inc., a Colorado corporation. In 2000, he served as chairman of SAN Holdings, Inc., a data storage technology services business based in Castle Rock, CO. From 1986 to present, Mr. Coppage has served as a financial consultant for numerous clients in real estate, energy, insurance, and investments. He has provided advisory services with an emphasis on the capital formation process for corporate clients including SyberSay Communications, a wireless appliance business in Walnut Creek, CA, and Alliance Medical Corporation, a medical instrument recycling business in Phoenix, AZ. From 1978 to 1986, Mr. Coppage was founder and principal of American Energy Investments, Inc., of Denver, CO. From 1969 to 1979 he was president of Foresee, Ltd., an energy development company, and of Coppage & Associates, a financial planning company in Denver, CO. Mr. Coppage studied business at the University of Maryland and Emporia State College before beginning his career at Connecticut General Life Insurance Company (1964), where he was recognized for his achievements in publications such as Time, Newsweek and U.S. World Report. He was a founding member of the insurance and financial planning groups, Top of the Table and The Forum.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and shareholders of more than ten percent of the Company's capital stock to file reports of ownership and change in ownership with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they may file from time to time.

     Based solely upon a review of the copies of ownership reports submitted to it, the Company believes that, for the fiscal year ended September 30, 2000, Cory Coppage and Louis Coppage, as officers and directors of the Company, filed ownership change reports, but such reports were filed late.


Item 10. Executive Compensation

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the years ended September 30, 2000 and 1999:

                             SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  -----------------  -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------

Cory J. Coppage,   2000    $60,000  0      --       22,500    --       --       --
President          1999    $30,000  0      --       --        --       --       --



     On October 1, 1999, the Company entered into a Consulting Agreement with Cory J. Coppage, the acting President, for business development and administrative services. The subject agreement expires on September 30, 2001 and provides consulting fees of $5,000 per month and a one time stock grant. On September 30, 2000, the Company issued 225,000 Series 2000A preferred shares to Mr. Coppage, with such shares having a liquidation value of $0.10 per share or $22,500. Expenses of $27,000 were reimbursed with accrued fees and expenses of $65,000 at September 30, 2000. During fiscal 2000, the Company recognized $60,000 in compensation expense.

     The Company accrued $60,000 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons. There are currently no options outstanding under any of the Company's employee incentive stock option plans and no options were granted during the

2000 fiscal year. There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which would result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

Director Compensation

     Employee directors do not receive any additional compensation for Board or committee service. Non-employee directors are not compensated for each Board meeting they attend, other than for the reimbursement of expenses.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the ownership of shares of the Company's common stock by (i) each person known by the Company to own 5 % or more of such class of equity securities, (ii) each officer and director of the Company, and by (iii) all executive officers and directors as a group.

Name and Address of                   Amount and Nature of      Percent of Class
Beneficial Owner                           Ownership
--------------------------------------------------------------------------------

Cory J. Coppage                               926,164                 1.9%
7255 E. Quincy Ave, Suite 550
Denver, CO  80237

Louis F. Coppage                               20,166                  .--
7350 N. Broadway, Suite 111
Denver, CO 80221

NyCon Resources                            12,015,728                24.1%
12345 W. Alameda Parkway
Lakewood, CO 80220

All Directors and Officers as a Group         946,330                 1.9%



     In addition to the ownership of the Company's common stock as set forth above, the following table sets forth information regarding the ownership of the Company's Series 2000A preferred stock by (i) each person known by the Company to own 5 % or more of this class of securities, (ii) each officer and director of the Company, and by (iii) all executive officers and directors as a group.

Name and Address of                    Amount and Nature of     Percent of Class
Beneficial Owner                           Ownership (1)
--------------------------------------------------------------------------------

Cory J. Coppage                               245,204                16.4 %
7255 E. Quincy Ave, Suite 550
Denver, CO  80237

NyCon Resources                               307,260                20.5%
12345 W. Alameda Parkway
Lakewood, CO 80220

Frank and Angela Barchella                    100,000                 6.7%
4312 Woodman Avenue
3rd Floor
Sherman Oaks, CA 91423

Randall Toig                                  107,670                 7.2%
680 Lakeshore Drive
Suite 830
Chicago, IL 60611

Arthur V. Adams Trust dtd 1997                100,870                 6.7%
3170 W. Sahara Avenue
Suite D-11
Las Vegas, NV 89102

Steve Moore                                   104,650                 7.0%
56312 Dearborn
Spokane, WA 99223

All Directors and Officers as a Group         245,204                16.4%


     (1) Includes all Series A and Series 2000A preferred shares issued and outstanding. At September 30, 2000, there are 1,500,000 Series A preferred shares authorized, of which none are issued and outstanding, and 1,500,000 Series 2000A preferred shares authorized and 1,494,395 are issued and outstanding. Each share of the Company's Series 2000A preferred stock is automatically converted into one share of common stock at the earlier of (a) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement, covering the offer and sale of shares of the Company's common stock to the public with net proceeds to the Company of not less than $2 million, or (b) the consent of the holders of at least 66 2/3% of all outstanding shares of the Preferred Stock. (See "Notes to Consolidated Financial Statements, Note 4" below).


     All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of September 30, 2000. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as noted below, there were no transactions exceeding $60,000 during the last two years, or proposed transactions, in which the Company was, or is to be a party, in which an officer, director, 5% of more shareholder or any immediate family member thereof, had or is to have a direct or indirect material interest.

     In December, 1999, the Company converted 1,000,000 shares of non-voting Series A convertible preferred stock held by NyCon Reources, a principal shareholder, into 2,000,000 restricted shares of the Company's voting common stock. In addition, the Company issued 2,695,203 restricted shares of its common stock to NyCon Resources as payment for minor interest and debt and $87,000 in accrued dividends of its Series A preferred stock.

     During fiscal 1999, the Company received notice that NyCon Resources had been assigned the interest of Global Links Trading, Ltd. in connection with a 1997 joint venture agreement between the Company and Global Links Trading, Ltd. In December, 1999, pursuant to the terms of the joint venture agreement, the Company issued to NyCon Resources 6,850,000 shares of its common stock as required under the default terms of the joint venture agreement. Effective December 16, 1999, the joint venture was cancelled thereby releasing the Company from any further obligations thereunder.

     In December, 1999, the Company issued 500,000 restricted common shares to a former employee as consideration for canceling unissued stock options granted under a 1997 employment agreement. The employment agreement provided for 1,000,000 stock options to be issued annually over a five-year term, with incentive options to purchase up to $100,000 of common stock at the closing bid price on the date of exercise expiring in 2002 See "Notes to Consolidated Financial Statements, Note 5" below

     In June, 2000, the Company settled a claim for disputed wages and expenses of $14,615 with the former president of the Company by issuing 325,000 restricted common shares to him. Pursuant to the settlement agreement, the Company canceled unissued stock options granted under a 1997 employment agreement which were accrued in the fiscal years 1999 and 1998. See "Notes to Consolidated Financial Statements, Note 5" below.

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

** Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914

See Exhibit 3.3 below.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                           September 30, 2000 and 1999
                                 Tampa, Florida





                    Audited Consolidated Financial Statements
                       At September 30, 2000 and 1999 and
                 for the Years then Ended and for the Cumulative
          Period from January 6, 1986 (inception) to September 30, 2000


                  (Together with Independent Auditors' Report)

                                    CONTENTS
                                    --------




INDEPENDENT AUDITORS' REPORT                                            F-1

FINANCIAL STATEMENTS
   CONSOLIDATED BALANCE SHEET                                           F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS                                F-3, F-4

   CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY (DEFICIT)                                     F-5

   CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-6, F-7

   NOTES TO FINANCIAL STATEMENTS                                        F-8

                          Independent Auditors' Report



The Board of Directors
AGTsports, Inc.
Tampa, Florida:

We have audited the accompanying consolidated balance sheets of AGTsports, Inc. (a development stage company) (the "Company") at September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended and the fiscal 2000 and 1999 amounts included in the cumulative amounts from January 6, 1986 (inception) to September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the September 30, 2000 and 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position, consolidated results of operations and cash flows for the year then ended and the cumulative amounts from January 6, 1986 (inception) to September 30, 2000.

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


                           /s/ BRIMMER, BUREK & KEELAN LLP
                           -------------------------------
                           BRIMMER, BUREK & KEELAN LLP




                          Certified Public Accountants

January 10, 2001


                                      AGTsports, Inc.
                                      Tampa, Florida
                                      Balance Sheets
                                    September 30, 2000


                                          ASSETS

                                                                   2000           1999
                                                              ------------    ------------
Current:
  Cash                                                        $     16,547    $         22
                                                              ------------    ------------
        Total current assets                                        16,547              22

Property and Equipment                                               1,000            --

Deposits                                                              --             1,000
                                                              ------------    ------------

        Total assets                                                17,547           1,022
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                            $     12,455    $    227,807
  Accrued expenses                                                  64,804         112,440
  Notes payable - current                                            2,455         481,492
                                                              ------------    ------------
        Total current liabilities                                   79,714         821,739

Notes payable (less current portion)                                  --              --
                                                              ------------    ------------
        Total liabilities                                           79,714         821,739

Shareholders' deficit:
Convertible Preferred stock, $.001 par value;
  1,500,000 shares authorized; 1,494,395
  shares issued and outstanding (Note 2)                             1,494            --
Convertible Preferred stock, $1.00 par value;
  5,000,000 shares authorized; 1,000,000
  shares issued and outstanding (Note 2)                              --         1,000,000
Common stock, $.001 par value; 50,000,000
  shares authorized; 49,848,919 shares issued
  and outstanding                                                   49,845          27,555
Treasury stock                                                        --           (17,459)
Additional paid-in capital                                      24,085,691      22,392,893
Deficit accumulated during the development stage               (24,199,197)    (24,223,706)
                                                              ------------    ------------
        Total shareholders' deficit                                (62,167)       (820,717)
                                                              ------------    ------------


Total liabilities and shareholders' deficit                   $     17,547    $      1,022
                                                              ============    ============


Please read accompanying notes.

                                            F-2

                                        AGTsports, Inc.
                                 (A Development Stage Company)
                             Consolidated Statements of Operations

                                                                                      January 6, 1986
                                                                                        (Inception)
                                                        Years Ended September 30,         Through
                                                       ----------------------------    September 30,
                                                           2000            1999            2000
                                                       ------------    ------------    ------------
Revenue:
  Territory sales                                      $       --      $       --      $  1,612,009
  Other revenue                                               1,650            --         2,294,425
                                                       ------------    ------------    ------------
                                                              1,650            --         3,906,434
                                                       ------------    ------------    ------------
Expenses:
  Cost of purchased goods for resale                           --              --           162,378
  Salaries and director compensation                          1,000            --         3,420,101
  Professional services (approximately 82 and 91
    percent paid to related parties in 2000 and
    1999 respectively)                                      100,988          33,066       4,087,072
  General and administrative                                 51,576           4,923       3,471,708
  Depreciation and amortization                                 200            --         2,486,803
  Advertising                                                  --              --           306,112
  Contract services                                            --              --         4,985,397
  Cost of unsuccessful offering                                --              --            56,860
  Travel and entertainment                                    2,781            --           918,937
  Territory reacquisition                                      --              --         1,465,075
                                                       ------------    ------------    ------------
        Total expenses                                      156,545          37,989      21,360,443
                                                       ------------    ------------    ------------

Preoperative loss                                          (154,895)        (37,989)    (17,454,009)

Other income (expenses):
  Interest income                                              --              --             1,081
  Rent income                                                  --              --            14,992
  Interest expense                                          (23,867)        (56,363)       (710,375)
  Loss on equity securities                                    --              --        (8,652,613)
  (Loss) gain on disposal of assets                            --              --         2,814,846
  Provision for loan loss                                      --              --          (528,342)
  Equity in loss of joint venture                              --              --          (748,650)
  Loss on purchase of subsidiaries                             --              --          (442,419)
  Settlement of claims                                      (71,398)           --           (71,398)
  Other income                                                 --              --            84,565
                                                       ------------    ------------    ------------
        Total other income (expenses), net                  (95,265)        (56,363)     (8,238,313)
                                                       ------------    ------------    ------------

Net loss before extraordinary items and
  provision for income taxes                               (250,160)        (94,352)    (25,692,322)

Provision for income taxes                                  (80,812)           --        (1,873,815)
                                                       ------------    ------------    ------------

Loss before extraordinary items                            (169,348)        (94,352)    (23,818,507)


Extraordinary items:
  Income tax benefit realized                                19,878            --         1,812,911
  Debt forgiveness (net of $100,690 in income taxes)        200,438            --         1,163,709
  Debt forgiveness - AGTsports Australia Pty Ltd.              --              --           339,155
                                                       ------------    ------------    ------------
  Net income (loss)                                    $     50,968    $    (94,352)   $(20,502,732)
                                                       ============    ============    ============


                   See accompanying notes to consolidated financial statements.

                                                F-3

                                 AGTsports, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                      Years Ended September 30,
                                                     --------------------------
                                                         2000           1999
                                                     -----------    -----------
Basic Earnings per Share

Loss per common share before extraordinary items     $    (0.004)   $    (0.003)

Extraordinary items per common share                       0.006           --
                                                     -----------    -----------

Net income (loss) per common share                   $     0.002    $    (0.003)
                                                     ===========    ===========


Weighted-average shares of common stock outstanding   39,288,360     27,554,726
                                                     ===========    ===========


Fully diluted earnings per share

Loss per common share before extraordinary items     $    (0.004)   $    (0.003)

Extraordinary items per common share                       0.005           --
                                                     -----------    -----------

Net income (loss) per common share                   $     0.001    $    (0.003)
                                                     ===========    ===========


Weighted-average shares of common stock outstanding   41,335,621     27,554,726
                                                     ===========    ===========



See accompanying notes to consolidated financial statements.


                                              AGTsports, Inc.
                                       (A Development Stage Company)

                   Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                      Memorandum                                       Total
                                                         Total        Unrealized      Cumulative    Shareholders'
                                                     Shareholders'     Holding        Translation      Equity
                                                    Equity (Deficit)     Gain         Adjustment      (Deficit)
                                                    ---------------  -------------   -------------   -----------
Balance at January 6, 1986                            $      --      $        --     $        --     $      --
                                                      ===========    =============   =============   ===========

Balance at September 30, 1986                         $   143,496    $        --     $        --     $   143,496
                                                      ===========    =============   =============   ===========

Balance at September 30, 1987                         $    98,913    $        --     $        --     $    98,913
                                                      ===========    =============   =============   ===========

Balance at September 30, 1988                         $      --      $        --     $        --     $      --
                                                      ===========    =============   =============   ===========

Balance at September 30, 1989                         $ 5,501,004    $        --     $        --     $ 5,501,004
                                                      ===========    =============   =============   ===========

Balance at September 30, 1990                         $ 1,636,097    $        --     $        --     $ 1,636,097
                                                      ===========    =============   =============   ===========

Balance at September 30, 1991                         $ 2,455,291    $        --     $        --     $ 2,455,291
                                                      ===========    =============   =============   ===========

Balance at September 30, 1992                         $ 2,393,554    $        --     $        --     $ 2,393,554
                                                      ===========    =============   =============   ===========

Balance at September 30, 1993                         $ 2,017,577    $        --     $        --     $ 2,017,577
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' equity                 $   864,748    $        --     $        --     $   864,748
     Unrealized holding gain                                 --          1,660,517            --       1,660,517
     Unrealized loss - foreign currency translation          --               --            (8,893)       (8,893)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1994                         $   864,748    $   1,660,517   $      (8,893)  $ 2,516,372
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' deficit                $(4,030,431)   $        --     $        --     $(4,030,431)
     Unrealized loss - foreign currency translation          --               --           (11,191)      (11,191)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1995                         $(4,030,431)   $        --     $     (11,191)  $(4,041,622)
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' deficit                $(2,137,892)   $        --     $        --     $(2,137,892)
     Unrealized loss - foreign currency translation          --               --           (16,823)      (16,823)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1996                         $(2,137,892)   $        --     $     (16,823)  $(2,154,715)
                                                      ===========    =============   -------------   ===========

Balance at September 30, 1997                         $  (703,190)   $        --     $        --     $  (703,190)
                                                      ===========    =============   =============   ===========

Balance at September 30, 1998                         $  (690,365)   $        --     $        --     $  (690,365)
                                                      ===========    =============   =============   ===========

Balance at September 30, 1999                         $  (820,717)   $        --     $        --     $  (820,717)
                                                      ===========    =============   =============   ===========

Balance at September 30, 2000                         $   (62,167)   $        --     $        --     $   (62,167)
                                                      ===========    =============   =============   ===========


See accompanying notes to consolidated financial statements.

                                                    F-5

                                               AGTsports, Inc.
                                       (A Development Stage Company)
                                   Consolidated Statements of Cash Flows

                                                                                                   Period from
                                                                           Years Ended           January 6, 1986
                                                                           September 30,         (Inception) to
                                                                    ---------------------------    September
                                                                        2000           1999           2000
                                                                    ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $     50,968   $    (94,352)  $(24,088,738)
     Adjustments to reconcile net loss
       to net cash used in operating activities:
         Depreciation and amortization                                       200           --        2,486,803
         Loss (gain) on disposal of assets                                  --             --       (2,565,391)
         Loss on purchase of royalty rights                                 --             --          125,000
         Loss on purchase of subsidiaries                                   --             --          442,419
         Loss on sale of investments                                        --             --           35,072
         Loss on equity securities                                          --             --        4,973,015
         Write-down of investments to market                                --             --        3,567,629
         Debt forgiven                                                  (301,127)          --       (1,348,014)
         Territory management                                               --             --          205,000
         Territory sales/reacquisition                                      --             --          482,586
         Stock options                                                      --             --           56,250
         Equity in loss of joint venture                                    --             --          748,650
         Common stock issued for software                                   --             --           58,988
         Common stock issued for services                                 31,150           --        6,103,015
         Common stock issued for obligations                                --             --        2,744,293
         Preferred stock issued for services                              23,751           --           23,751
         Preferred stock issued for settlement expenses                   40,247           --           40,247
         Decrease (increase) in accounts receivable                         --             --         (329,229)
         Decrease in other assets                                           --             --           74,055
         Increase in prepaid expenses                                       --             --             --
         Increase (decrease) in accounts payable
            and accrued expenses                                          81,806         43,822      1,185,067
                                                                    ------------   ------------   ------------

              Net cash used by operating activities                      (73,005)       (50,530)    (4,979,532)
                                                                    ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of capital - limited partnership                                --             --          500,000
     Receipts from notes receivable                                         --             --           80,772
     Loans made                                                             --             --         (237,328)
     Purchase of assets                                                   (1,200)          --         (360,974)
     Purchase of stock in affiliate                                         --             --          (10,000)
     Proceeds from sale of investments                                      --             --          277,739
     Proceeds from insurance settlement                                     --             --           17,749
                                                                    ------------   ------------   ------------

              Net cash provided by (used in) investing activities         (1,200)          --          267,958
                                                                    ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of common stock options                     --             --           54,363
     Proceeds from issuance of common stock                                 --             --        3,038,189
     Payments on capital lease financing                                    --             --          (20,976)
     Principal payments on notes payable                                    --             --         (138,106)
     Advances from affiliates                                               --             --        1,421,542
     Payments to affiliates                                                 --             --         (509,317)
     Advances on line of credit (net)                                       (804)          (133)       157,892
     Preferred stock dividends paid in cash                                 --             --           (6,000)
     Advances on notes payable                                            91,534         50,000        730,534
                                                                    ------------   ------------   ------------

              Net cash provided by financing activities                   90,730         49,867      4,728,121
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash                                     $     16,525   $       (663)  $     16,547
Cash at beginning of year                                                     22            685           --
                                                                    ------------   ------------   ------------
Cash at end of year                                                 $     16,547   $         22   $     16,547
                                                                    ============   ============   ============





                                               AGTsports, Inc.
                                       (A Development Stage Company)
                              Consolidated Statements of Cash Flows, Continued

                                                                                                   Period from
                                                                           Years Ended           January 6, 1986
                                                                           September 30,         (Inception) to
                                                                    ---------------------------    September
                                                                        2000           1999           2000
                                                                    ------------   ------------   ------------
Noncash financing and investing activities:
Common stock issued in connection with the
     settlement of certain accrued liabilities                      $       --     $       --     $    175,106
                                                                    ============   ============   ============
Common stock issued in connection with the settlement
     of notes payable                                               $    474,006   $       --     $  1,631,506
                                                                    ============   ============   ============
Common stock issued in connection with the settlement
     of accounts payable                                            $      3,528   $       --     $     61,487
                                                                    ============   ============   ============
Common stock issued in connection with the settlement
     of certain accrued interest                                    $     59,459   $       --     $    164,638
                                                                    ============   ============   ============
Preferred stock issued in connection with settlement
     of notes payable                                               $     12,175   $       --     $     12,175
                                                                    ============   ============   ============
Preferred stock issued in connection with settlement
     of accounts payable                                            $      1,910   $       --     $      1,910
                                                                    ============   ============   ============
Preferred stock issued in connection with settlement
     of accrued interest                                            $     71,356   $       --     $     71,356
                                                                    ============   ============   ============
Accrued dividends converted to note payable                         $     87,000   $       --     $     87,000
                                                                    ============   ============   ============
$1 Par preferred stock converted to common stock                    $    999,000   $       --     $    999,000
                                                                    ============   ============   ============
Preferred stock dividends included in accounts payable              $       --     $       --     $     45,000
                                                                    ============   ============   ============
Assets acquired and liabilities assumed in connection with
     purchase of Tea Times of America, Inc.
     Notes payable                                                  $       --     $       --     $    218,500
                                                                    ============   ============   ============
     Accrued liabilities                                            $       --     $       --     $     35,320
                                                                    ============   ============   ============
     Accounts receivable                                            $       --     $       --     $      5,771
                                                                    ============   ============   ============
     Goodwill                                                       $       --     $       --     $     28,682
                                                                    ============   ============   ============
Common stock retired in connection with termination
     of VAST joint venture                                          $       --     $       --     $    119,350
                                                                    ============   ============   ============
Common stock issued in connection with acquisitions                 $       --     $       --     $    174,880
                                                                    ============   ============   ============
Common stock issued in connection with the purchase
     of royalty rights                                              $       --     $       --     $    125,000
                                                                    ============   ============   ============
Marketable securities received as contribution to capital           $       --     $       --     $    152,000
                                                                    ============   ============   ============
Marketable securities contributed to capital                        $       --     $       --     $   (152,000)
                                                                    ============   ============   ============
Additional paid in capital received                                 $       --     $       --     $  5,314,678
                                                                    ============   ============   ============
Additional paid in capital contributed                              $       --     $       --     $ (5,314,678)
                                                                    ============   ============   ============
Transfer assets to limited partnership and termination
     pursuant to agreement                                          $       --     $       --     $       --
                                                                    ============   ============   ============
Issuance of common stock in exchange for investment
     in joint venture                                               $       --     $       --     $    868,000
                                                                    ============   ============   ============
Issuance of common stock in exchange for liability to
     issue common stock                                             $       --     $       --     $  3,187,349
                                                                    ============   ============   ============
Loan assumed by shareholder                                         $       --     $     70,000   $     70,000
                                                                    ============   ============   ============


Supplemental information:
     Interest paid                                                  $       --     $      4,222
                                                                    ============   ============
     Taxes paid                                                     $       --     $       --
                                                                    ============   ============


See accompanying notes to consolidated financial statements.

                                                   F-7

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


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


Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses before extraordinary items of $169,348 and $94,352 for the years ended September 30, 2000 and 1999, respectively. At September 30, 2000 and 1999, the Company has a net working capital deficit of $63,167 and $821,717 respectively, and a shareholders' deficit of $62,167 and $820,717 respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 1999 and 1999


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The September 30, 1999 consolidated financial statements include the accounts of AGTsports, Inc., Tee Times of America, Inc., and AGTsports (Europe) Ltd. a wholly owned foreign subsidiary. All significant intercompany transactions have been eliminated in consolidation. Because of the closing of the subsidiaries in fiscal 1999, the September 30, 2000 statements include only the accounts of AGTsports, Inc.

Tee Times of America, Inc. ("TTA") was acquired on January 10, 1997. TTA's primary business activity was the development of computer software for a golf tee-time reservation system The operational activities of TTA ceased subsequent to the acquisition and the corporate charter was closed in February 1999.

AGTsports (Europe) Ltd. (a wholly-owned foreign subsidiary) never achieved operational revenues and the Company suspended their operations in fiscal 1996 due to lack of working capital in order to concentrate on markets within the United States (U.S.). This subsidiary was closed in May 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, however management does not believe these differences would have a material effect on operating results.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short term, highly liquid investments with maturities of three months or less to be cash equivalents.

Revenue Recognition

Revenue is recognized when services are rendered or when computer software products are delivered.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


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

Comprehensive Income

Financial Accounting Standards No. 130 establishes standards for reporting comprehensive income which is defined as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the income statement. The Company adopted this standard effective October 1, 1998. During 2000 and 1999, the Company did not engage in any transactions required to be reported under this new Standard.

Loss Per Share

Loss per common share has been computed based upon the weighted-average number of shares outstanding during the period. The Company's preferred stock and options are common stock equivalents, and have been included in the calculation of fully diluted earnings per share for the year ended September 30, 2000. These securities are antidilutive for the year ended September 30, 1999 and therefore fully diluted earnings per share equals basic earnings per share.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company's primary functional currency is the U.S. dollar. For non-U.S. subsidiaries whose functional currency is not the U.S. dollar, monetary assets and liabilities are translated at current year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of product sales, which are translated at historical rates. Adjustments resulting from these translations are reflected in the Shareholders' equity section titled "Cumulative translation adjustment."


NOTE 2 -RELATED PARTY TRANSACTIONS

Effective October 1, 1999 the Company entered into a two-year consulting agreement with Cory J. Coppage ( a shareholder of the corporation) for $5,000 per month plus expenses. Mr. Coppage may elect to be paid in cash or stock. In addition, Mr. Coppage received 225,000 shares of Series 2000A Preferred Stock as a signing bonus. The agreement may be renewed for two subsequent one-year periods.

During the year ended September 30, 2000 the Company reimbursed $27,957 in expenses pursuant to the agreement. Mr. Coppage's consulting fees for fiscal 2000 have not been paid and are included in accrued expenses on the balance sheet.

In 1995 the Company entered into a joint venture agreement with Global Links Trading Ltd. (GLT) pursuant to the agreement GLT received 7,850,000 shares of the Company's common stock. GLT subsequently sold 1,000,000 shares of common stock to third parties. In May, 1997, the Joint Venture agreement was amended and GLT exchanged 6,850,000 shares of common stock and a note payable with an outstanding principal balance of $172,500 for 1,000,000 shares of convertible preferred stock plus $15,000. The preferred stock is convertible at the option of GLT at a ratio of two shares of restricted common stock for each share of preferred stock. The preferred stock bears an aggregate dividend of $3,000 per month for 83 months. As of September 30, 1999, accrued dividend payments of $78,000 were unpaid. Such amounts have been included in accounts payable at September 30, 1999 in the accompanying balance sheet. The amended joint venture agreement provides for a default in the event a preferred stock dividend payment remains unpaid. The agreement required the Company to reissue all common stock surrendered by GLT under this amendment and all future payments due by the Company have been suspended.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

In December, 1999 the Company entered into a settlement agreement with GLT's successor Nycon Resources. In connection with the settlement agreement, the Company issued 8,850,000 shares of its common stock to Nycon Resources and was relieved of all further obligations under the joint venture agreement.


NOTE 3 - NOTES PAYABLE

Notes payable consist of the following:
                                                          2000       1999
                                                        --------   --------
     Unsecured notes payable due on demand.
       Interest at 10%.                                     --     $261,093

     Unsecured notes payable due on demand.
       Non-interest bearing.                                --       35,000

     Unsecured notes payable. Principal and
       accrued interest at 10%, due February
       and September 2000.                                  --       60,000

     Notes payable for $17,746 and $102,260 for
       services, due December 31, 1998. Automatically
       renewing for 60 and 90 days, respectively. If
       not paid by December 31, 1998, the notes will
       accrue interest at 12%. In June these notes and
       related accrued interest were satisfied by
       issuing 1,426,364 shares of common stock.            --      120,006


     Other                                                 2,455      5,393
                                                        --------   --------

     Total notes payable                                   2,455    481,492
     Less current portion                                  2,455    481,492
                                                        --------   --------

     Total long-term debt                                   --     $   --
                                                        ========   ========

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 4 - PREFERRED STOCK

During the year ended September 30, 2000, the Company had two issues of preferred stock outstanding. From October 1, 1999 through December 17, 1999 the Company had 1,000,000 shares of $1.00 par convertible preferred stock outstanding in connection with a previous joint venture agreement. The shares paid a dividend of $36,000 per year. For the year ended September 30, 2000, the Company paid $9,000 in dividends to the holders of these shares. On January 17, 1999 these shares of preferred stock were converted to 8,850,000 share of common stock.

On August 28, 2000 the board of directors authorized the issuance of 1,500,000 shares of "Series 2000A" convertible preferred stock with a par value of $.001 per share. Approximately 1,495,000 shares were issued in connection with the settlement of accounts and notes payable. The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders. No dividends were paid during the year ended September 30, 2000. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares if the event of the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders.


NOTE 5 - STOCK BASED COMPENSATION AND STOCK OPTIONS

On August 29, 1996 the Company's Board of Directors approved a director stock option plan whereby 417,964 shares of common stock were reserved for grant to members of the board of directors. The exercise price will be the average stock price during the twenty trading days immediately preceding the grant. No common stock options were granted in connection with this plan during the years ended September 30, 2000 and 1999.

In addition, the Company has stock option plans under which certain key employees may be granted options to purchase shares of Company common stock which are exercisable at market value at the date of grant. Options generally vest immediately and either have no expiration date or expire five years from the date of the grant.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2000. Had compensation for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income would not have changed.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 5 - STOCK BASED COMPENSATION AND STOCK OPTIONS (continued)

The following is a summary of the status of the Company's stock option plans as of September 30, 2000:

                                            Number         Option Price
                                          of Shares         Per Share
                                          ----------       ------------

     Outstanding at 9/30/98                1,733,333       $ .13 to .19
     Granted                                    --                 --
     Exercised                                  --                 --
     Expired                                    --                 --
                                          ----------       ------------

     Balance at 9/30/99                    1,733,333       $ .13 to .19
     Granted                                    --                 --
     Exercised                            (1,733,333)        .13 to .19
     Expired                                    --                 --
                                          ----------       ------------

     Balance at 9/30/00                         --         $       --
                                          ==========       ============


During fiscal 1997 certain purchasers of common stock were granted options to purchase one share of common stock for each dollar invested. Such options expire five years from the date of grant and are exercisable at 50% of the market value of the common stock on the day of exercise. In addition, 175,000 options were issued to the selling shareholders of TTA. Such options are exercisable at $1 per share. At September 30, 2000, 451,000 options are outstanding with respect to options granted in connection with certain 1997 common stock sales and to the selling shareholders of TTA.


NOTE 6 - INCOME TAXES

During the year ended September 30, 2000, The Company used prior net operating losses to offset income reported for the fiscal year. The Company realized approximately $301,000 of income, as the result of debts forgiven by various creditors. The taxes associated with this income (approximately $100,700) were partially offset by the current period loss from operations. The remaining balance of approximately 19,800 was offset by prior operating losses. Therefore, the Company has no income tax liability for the years ended September 30, 2000 or 1999.

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 6 - INCOME TAXES (continued)

The Company has a deferred tax asset as the result of temporary differences attributable to the carry forward of prior year net operating losses. The tax asset represents the future taxes that will be offset by reducing future income by the net operating losses. The following schedule shows the balance of the deferred tax asset

                                                  2000             1999
                                              -----------      -----------
     Deferred tax assets:
       Net operating loss carryovers          $ 4,847,128      $ 4,867,006
       Goodwill                                      --             18,413
                                              -----------      -----------
     Total gross deferred tax assets            4,847,128        4,885,419

     Less valuation allowance                  (4,847,128)      (4,885,419)
                                              -----------      -----------

     Net deferred tax assets                  $      --        $      --
                                              ===========      ===========


A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryovers are expected to be available to reduce taxable income. Based on the Company's history of operating losses and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items and therefore a valuation allowance has been provided to reduce the tax asset to its net realizable value.

At September 30, 2000, the Company has net operating loss carryovers for tax reporting purposes totaling approximately $22,797,000. These carryovers will expire in the following fiscal years:

     Fiscal Year                                      Amount
     -----------                                   ------------
     2004                                          $  1,325,000
     2006                                             1,182,000
     2007                                             7,590,000
     2008                                             3,789,000
     2009                                             5,206,000
     2010                                             3,026,000
     2011                                                92,000
     2012                                               492,000
     2013                                                95,000
                                                   ------------

                                                   $ 22,797,000
                                                   ============

                                 AGTsports, Inc.
                                 Tampa, Florida
                          Notes to Financial Statements
                           September 30, 2000 and 1999


NOTE 7 - DEBT FORGIVENESS

During the September 30, 2000 fiscal year, management negotiated with its creditors to eliminate outstanding accounts and notes payable. Most accounts payable were forgiven out right, however in some instances management made a small payment or issued stock to settle the obligations. The Company issued stock to satisfy notes payable and the related accrued interest thereon. The excess of the payable over the fair value of the stock issued is reported as debt forgiveness income

                                                                     2000
                                                                   --------

     Accounts payable                                              $130,500
     Notes Payable                                                  170,500
                                                                   --------

         Total                                                     $301,000
                                                                   ========


In addition, the Company negotiated settlements of other obligations such as shareholder claims, non-dilutive rights, and stock options in exchange for Series A preferred stock. Using a stock value of ten-cents per share the costs assigned to settlement of these obligations was approximately $71,400