Form 10QSB
period 2000-12-31
AGTSPORTS INC
filed 2001-02-21
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2000

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

                            Yes [X]           No [ ]




As of December 31, 2000, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I           FINANCIAL INFORMATION

         Item 1. Balance Sheets                                        F-1
                 December 31, 2000 and September 30, 2000

                 Statements of Operations                              F-2
                 Three Months Ended December 31, 2000 and 1999

                 Statements of Cash Flows                              F-3
                 Three Months Ended December 31, 2000 and 1999

                 Notes to Financial Statements                         F-4

         Item 2. Management's Discussion and Analysis                  F-4


Part II          OTHER INFORMATION

         Item 1. Legal Proceedings                                     F-5

         Item 2. Changes in Securities                                 F-5

         Item 3. Default on Senior Securities                          F-5

         Item 4. Submission of Matters to a Vote of Security Holders   F-5

         Item 5. Other Information                                     F-5

         Item 6. Exhibits and Reports on Form 8-K                      F-6


Part III         SIGNATURES                                            F-6



                                   AGTsports, Inc.
                            (A Development Stage Company)

                                   BALANCE SHEETS

                                       ASSETS
                                                     December 31, 2000  *Sep. 30, 2000
                                                     ------------------ --------------
                                                        (unaudited)
Assets:
     Cash                                               $       --      $     16,547
                                                        ------------    ------------
        Total current assets                                    --            16,547

Property and equipment (net)                                   3,947           1,000

        Total Assets                                    $      3,497    $     17,547
                                                        ============    ============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                   $      7,404    $     12,455
     Accrued expenses                                         83,944          64,804
     Note payable - current                                    2,559           2,455
                                                        ------------    ------------
         Total current liabilities                            93,907          79,714

Stockholders' Deficit:
     Convertible Preferred Stock, Series 2000A, $.001
       1,500,000 shares authorized; 1,494,395 shares
       issued and outstanding (Note 2)                         1,494           1,494

      Common Stock, $.001 par value;
       50,000,000 shares authorized;
       49,848,919 shares issued and outstanding               49,845          49,845
Additional paid-in capital                                24,085,691      24,085,691
Accumulated deficit                                      (24,226,990)    (24,199,197)
                                                        ------------    ------------
     Total shareholder's deficit                             (89,960)        (62,167)
                                                        ------------    ------------

     Total liabilities and shareholders' deficit        $      3,947    $     17,547
                                                        ============    ============


Please read accompanying notes.

                                         F-1

                                                AGTsports, Inc.
                                         (A Development Stage Company)

                                           STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                                                                        Jan. 6, 1986
                                                                    Years Ended December 31,            (Inception)
                                                                --------------------------------          Through
                                                                    2000                1999         September 30, 2000
                                                                ------------        ------------     ------------------
Revenues:
         Territory sales:                                       $       --          $       --          $  1,612,009
         Other revenue:                                                 --                  --             2,294,425
                                                                ------------        ------------        ------------
                                                                        --                  --          $  3,906,434
                                                                ------------        ------------        ------------
Expenses:
         Cost of purchased goods for resale                             --                  --               162,378
         Salaries and director compensation                             --                  --             3,420,101
         Professional Services (approximately 93 percent
         and 100 percent paid to related parties in 2000
         and 1999, respectively)                                      16,059               6,267           4,103,131
         General and administrative expenses                          11,412               9,127           3,483,120
         Depreciation and amortization                                   164                  20           2,486,967
         Advertising                                                    --                  --               306,112
         Contract services                                              --                  --             4,985,397
         Cost of unsuccessful offering                                  --                  --                56,860
         Travel and Entertainment                                         55                --               918,992
         Territory reacquisition                                        --                  --             1,465,075
                                                                ------------        ------------        ------------
     Total Expenses                                                   27,690              15,414          21,388,133
                                                                ------------        ------------        ------------

Preoperative Loss                                                    (27,690)             15,414         (17,481,699)

Other Income (expenses)
         Interest income                                                --                  --                 1,081
         Rent income                                                    --                  --                14,992
         Interest expense                                            (31,150)               --              (710,480)
         Loss on equity securities                                      --                  --            (8,652,613)
         (Loss) gain on disposal of assets                              --                  --             2,814,846
         Provision for loan loss                                        --                  --              (528,342)
         Equity in loss of joint venture                                --                  --              (748,650)
         Loss on purchase of subsidiaries                               --                  --              (442,419)
         Settlement of claims                                           --                  --               (71,398)
         Other income                                                   --                  --                84,565
                                                                ------------        ------------        ------------
              Total other income (expenses), net                        (105)             (3,846)         (8,238,418)
                                                                ------------        ------------        ------------

Net loss before extraordinary items and
  provision for income taxes,                                        (27,795)            (19,260)        (25,720,117)

Provision for income taxes                                              --                  --            (1,873,815)
                                                                ------------        ------------        ------------
Loss before extraordinary items                                      (27,795)            (19,260)        (23,846,302)

Extraordinary Items:
         Income tax benefit realized                                    --                  --             1,812,911
         Debt forgiveness (net of $100,690 in income taxes)             --                  --             1,163,709
         Debt forgiveness - AGTsports Australia Pty Ltd.                --                  --               339,155
                                                                ------------        ------------        ------------
Net income (loss)                                               $    (27,795)       $    (19,260)       $ 20,530,527
                                                                ============        ============        ============
Basic earnings per share
         Los per common share before extraordinary items        $       --          $       --
         Extraordinary items per common share                           --                  --
                                                                ------------        ------------
         Net income (loss) per common share                     $       --          $       --
                                                                ============        ============
         Weighted average shares of common stock outstanding      49,848,919          36,379,726


Please read accountants' report.

                                                      F-2

                                                 AGTsports, Inc.
                                          (A Development Stage Company)

                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                     Three Months Ended              Jan. 6, 1986
                                                                        December 31,                  (Inception)
                                                              -------------------------------           Through
                                                                 2000                 1999         December 31, 2000
                                                              -----------         -----------      -----------------
Net cash provided (used) in operating activities              $   (13,436)        $   (13,822)        $(4,992,968)
                                                              -----------         -----------         -----------

Cash Flows From Investing Activities:
     Purchase of assets                                            (3,111)             (1,200)           (364,085)
     Other investing activities                                      --                  --               628,932
                                                              -----------         -----------         -----------
         Net cash provided (used) in investing activities          (3,111)             (1,200)            264,847
                                                              -----------         -----------         -----------

Cash Flows From Financing Activities:

     Proceeds from issuance of notes payable                       (6,222)             (2,400)            730,534

     Proceeds from issuance of notes payable                         --                  --             3,038,189
     Other financing activities                                      --                  --               959,398
                                                              -----------         -----------         -----------

         Net cash provided (used) in financing activities          (6,222)             (2,400)          4,728,121
                                                              -----------         -----------         -----------

Net increase (decrease) in cash                                   (22,769)            (17,422)               --

Cash at beginning of period                                          --                  --                  --
                                                              -----------         -----------         -----------

Cash at end of period                                         $    (6,222)        $    (2,400)        $      --
                                                              ===========         ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Preferred stock converted to common stock                     $      --           $   999,000         $   999,000
                                                              ===========         ===========         ===========
Loan assumed by shareholder                                   $      --           $      --           $    70,000
                                                              ===========         ===========         ===========
Dividends accrued                                             $      --           $     9,000         $    45,000
                                                              ===========         ===========         ===========
Accrued dividends converted to note payable                   $      --           $      --           $    87,000
                                                              ===========         ===========         ===========
Stock issued in connection with acquisitions                  $      --           $      --           $ 1,336,803
                                                              ===========         ===========         ===========
Notes payable converted to stock                              $      --           $      --           $ 1,643,681
                                                              ===========         ===========         ===========
Other payables converted to stock                             $      --           $      --           $ 3,661,846
                                                              ===========         ===========         ===========


Please read accountants' report.

                                                       F-3

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


NOTE 1 - MANAGEMENT REPRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended September 30, 2000.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $27,795 and $19,260 for the three months ended December 31, 2000 and 1999, respectively. At December 31, and September 30, 2000, the Company has a net working capital deficit of $93,907 and $63,167, respectively, and a shareholders' deficit of $89,960 and $62,167, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended December 31, 2000, there were no changes in securities of the Company.

ITEM 2: Management'Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2000, the Company had no current business operations. The Company has experienced operating expenses of $27,795 for the three month period ending December 31, 2000 and $19,260 for the same period in 1999. The revenues for the period were none in 2000 or 1999. For the three months ended December 31, 2000 the Company reported a net loss of ($27,795). Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had no cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.


PART II.

ITEM 1. Legal Proceedings

During the quarter ended December 31, 2000, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

As of December 31, 2000, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

                                            AGTsports, Inc.

Dated: December 31, 2000                   By: /s/ Cory J. Coppage
------------------------                   -----------------------
                                           Cory J. Coppage, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 31, 2000                   By: /s/ Cory J. Coppage
------------------------                   -----------------------
                                           Cory J. Coppage, President