Form 10QSB
period 2001-03-31
AGTSPORTS INC
filed 2001-05-15
CIK 791118

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        FOR QUARTER ENDING MARCH 31, 2001

                         Commission File Number 0-16447


                                 AGTSPORTS, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)


         Colorado                                             84-1022287
         --------                                             ----------
(State of incorporation )                            (I.R.S. Employer ID Number)


               7255 E. Quincy Avenue, Suite 550, Denver, CO 80237
               --------------------------------------------------
               (Address of principal executive offices) (zip code)


                                 (303) 437-9434
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes [X]        No [ ]

As of March 31, 2001, 49,848,919 common shares, $.001 par value per share, were outstanding.
================================================================================

                                 AGTsports, Inc.

                                      INDEX


Part I       FINANCIAL INFORMATION

   Item 1.   Balance Sheets
             March 31, 2001 (unaudited)and September 30, 2000..................3

             Statements of Operations
             Six Months Ended March 31, 2001 (unaudited)and 2000(unaudited)..4-5

             Statements of Cash Flows
             Six Months Ended March 31, 2001(unaudited)and 2000(unaudited).....6

             Notes to Financial Statements.....................................7

   Item 2.   Management's Discussion and Analysis..............................7


Part II      OTHER INFORMATION

   Item 1.   Legal Proceedings.................................................8

   Item 2.   Changes in Securities.............................................8

   Item 3.   Default on Senior Securities......................................8

   Item 4.   Submission of Matters to a Vote of Security Holders...............8

   Item 5.   Other Information.................................................8

   Item 6.   Exhibits and Reports on Form 8-K..................................9


Part III     SIGNATURES........................................................9

                                 AGTsports, Inc.
                                 Tampa, Florida
                                 Balance Sheets

                                 ASSETS

                                                               (UNAUDITED)     (AUDITED)
                                                                 March 31,   September 30,
                                                                   2001          2000
                                                                 --------      --------
Current:
Cash                                                             $   --        $   --
                                                                 --------      --------
Total current assets                                                 --            --

Property and Equipment (net)                                         --            --


Total assets                                                     $   --        $   --
                                                                 ========      ========


                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                 $      4      $      4
Accrued expenses - related party                                     --            --
Notes payable - current                                                (1)         --
                                                                 --------      --------
Total current liabilities                                               3             4

Notes payable (less current portion)                                 --            --
                                                                 --------      --------
Total liabilities                                                       3             4

Shareholders' deficit:
Convertible Preferred stock, $.001 par value;
1,500,000 shares authorized; 1,494,395
shares issued and outstanding (Note 2)                               --            --
Common stock, $.001 par value; 50,000,000
shares authorized; 49,848,919 shares issued
and outstanding                                                      --            --
Additional paid-in capital                                           --            --
Deficit accumulated during the development stage                       (2)           (3)
                                                                 --------      --------
Total shareholders' deficit                                            (2)           (3)
                                                                 --------      --------

Total liabilities and shareholders' deficit                      $      1      $      1
                                                                 ========      ========

Please read accompanying notes.

                          AGTsports, Inc.
                   (A Development Stage Company)
                      Statements of Operations

                                                                                    (unaudited)
                                                                                 Six Months Ended
                                                                           ------------------------------
                                                                                     March 31,               January 6, 1986
                                                                           ------------------------------ (Inception) Through
                                                                               2001              2000         March 31,2001
                                                                           ------------      ------------      ------------
Revenue:
Territory sales                                                            $       --        $       --        $  1,612,009
Other revenue                                                                      --                --           2,294,425
                                                                           ------------      ------------      ------------
                                                                                   --                --           3,906,434
                                                                           ------------      ------------      ------------
Expenses:
Cost of purchased goods for resale                                                 --                --             162,378
Salaries and director compensation                                                 --                --           3,420,101
Professional services(approximately 93 and 100 percent paid to related
parties in 2001 and 2000, respectively)                                          13,533         4,103,131
General and administrative                                                           (1)            7,033         3,483,119
Depreciation and amortization                                                      --                  60         2,486,967
Advertising                                                                        --                --             306,112
Contract services                                                                  --                --           4,985,397
Cost of unsuccessful offering                                                      --                --              56,860
Travel and entertainment                                                           --                --             919,047
Territory reacquisition                                                            --                --           1,465,075
                                                                           ------------      ------------      ------------
Total expenses                                                                       (1)           20,626        21,388,187
                                                                           ------------      ------------      ------------

Preoperative loss                                                                     1           (20,626)      (17,481,753)

Other income (expenses):
Interest income                                                                    --                --               1,081
Rent income                                                                        --                --              14,992
Interest expense                                                                   --             (15,613)         (710,583)
Loss on equity securities                                                          --                --          (8,652,613)
(Loss) gain on disposal of assets                                                  --                --           2,814,846
Provision for loan loss                                                            --                --            (528,342)
Equity in loss of joint venture                                                    --                --            (748,650)
Loss on purchase of subsidiaries                                                   --                --            (442,419)
Settlement of claims                                                               --                --             (71,398)
Other income                                                                       --               1,650            84,565
                                                                           ------------      ------------      ------------
Total other income (expenses), net                                                 --             (13,963)       (8,238,521)
                                                                           ------------      ------------      ------------

Net loss before extraordinary items and
provision for income taxes                                                            1           (34,589)      (25,720,274)

Provision for income taxes                                                         --                --          (1,873,815)
                                                                           ------------      ------------      ------------
Loss before extraordinary items                                                       1           (34,589)      (23,846,459)

Extraordinary items:
Income tax benefit realized                                                        --                --           1,812,911
Debt forgiveness (net of $100,690 in income taxes)                                 --                --           1,163,709
Debt forgiveness - AGTsports Australia Pty Ltd.                                    --                --             339,155
                                                                           ------------      ------------      ------------
Net income (loss)                                                          $          1      $    (34,589)     $(20,530,684)
                                                                           ============      ============      ============

See accompanying notes to consolidated financial statements.

                          AGTsports, Inc.
                   (A Development Stage Company)
                      Statements of Operations

                                                          Years Ended September 30,
                                                        ------------------------------
                                                           2000             1999
                                                        ----------     ---------------
Basic earnings per share
Loss per common share before extraordinary items        $     --       $        (0.001)
Extraordinary items per common share                          --                  --
                                                        ----------     ---------------
Net income (loss) per common share                      $     --       $        (0.001)
                                                        ==========     ===============

Weighted-average shares of common stock outstanding     49,848,919          36,379,726
                                                        ==========     ===============

See accompanying notes to consolidated financial statements.
                                                                               5

                      AGTsports, Inc.
               (A Development Stage Company)
                  Statements of Cash Flows
                        (Unaudited)

                                                              Six Months Ended         January 6, 1986
                                                                  March 31,             (inception)
                                                       -----------------------------       Through
                                                           2001             2000        March 31, 2001
                                                       ------------     ------------     ------------
Net Cash Provided (Used) in operating activities       $         28     $    (28,958)    $ (4,992,940)
                                                       ------------     ------------     ------------

Cash Flows From Investing Activities
Purchase of assets                                             --             (1,200)        (364,085)
Other investing activities                                                                    628,932
                                                       ------------     ------------     ------------
Net Cash Provided (Used) in investing activities               --             (1,200)         264,847
                                                       ------------     ------------     ------------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                                       31,000          730,534
Proceeds from issuance of Capital Stock                                                     3,038,189
Other financing activities                                                                    959,398
                                                       ------------     ------------     ------------
Net Cash Provided (Used) in financing activities               --             31,000        4,728,121
                                                       ------------     ------------     ------------

Net increase (decrease) in cash                                  28              842               28

Cash at beginning of the year                                  --                 22             --
                                                       ------------     ------------     ------------

Cash at end of period                                  $         28     $        864     $         28
                                                       ============     ============     ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid:                                                          $        103     $     15,613
                                                                        ============     ============

Preferred stock converted to common stock              $--              $  1,000,000     $    999,000
                                                       ============     ============     ============
Loan assumed by shareholder                            $--              $       --       $     70,000
                                                       ============     ============     ============
Dividends accrued                                      $--              $      9,000     $     45,000
                                                       ============     ============     ============
Accrued dividends converted to note payable            $--              $     87,000     $     87,000
                                                       ============     ============     ============
Stock issued in connection with acquisitions           $--              $       --       $  1,336,803
                                                       ============     ============     ============
Notes payable converted to stock                       $--              $       --       $  1,643,681
                                                       ============     ============     ============
Other payables converted to stock                      $--              $       --       $  3,661,846
                                                       ============     ============     ============



Please read accompanying notes.
                                                                               6

                                 AGTsports, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $27,334 and $34,589 for the six months ended March 31, 2001 and 2000, respectively. At March 31, 2001, and September 30, 2000, the Company has a net working capital deficit of $120,974 and $63,167, respectively, and a shareholders' deficit of $117,294 and $62,167, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended March 31, 2001, there were no changes in securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2001, the Company had no current business operations. The Company has experienced operating expenses of $27,334 for the six months period ending March 31, 2001 and $36,040 for the same period in 2000. The revenues for the period were none in 2001 or 2000. For the six months ended March 31, 2001 the Company reported a net loss of ($27,334). Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had no cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.

ITEM 1. Legal Proceedings

During the quarter ended March 31, 2001, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

As of March 31, 2001, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

                                 AGTsports, Inc.


Dated:  May 15, 2001                   By: /s/  Cory J. Coppage
                                           -------------------------
                                           President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:  May 15, 2001                    By: /s/  Cory J. Coppage
                                            ------------------------
                                            President