Form 10QSB
period 2001-06-30
AGTSPORTS INC
filed 2001-08-16
CIK 791118

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        FOR QUARTER ENDING JUNE 30, 2001

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

                        Yes [X]        No [ ]


As of June 30, 2001, 49,848,919 common shares, $.001 par value per share, were outstanding.

================================================================================

                                 AGTsports, Inc.



                                      INDEX


Part I                         FINANCIAL INFORMATION

      Item 1.     Independent Accountants' Report                      F-1

                  Balance Sheets                                       F-2
                  June 30, 2001 and September 30, 2000

                  Statements of Operations                             F-3
                  Nine Months Ended June 30, 2001 and 2000

                  Statements of Cash Flows                             F-4
                  Nine Months Ended June 30, 2001 and 2000

                  Notes to Financial Statements                        F-5

      Item 2.     Management's Discussion and Analysis                 F-5 - F-6


Part II           OTHER INFORMATION

      Item 1.     Legal Proceedings                                    F-6

      Item 2.     Changes in Securities                                F-6

      Item 3.     Default on Senior Securities                         F-6

      Item 4.     Submission of Matters to a Vote of Security Holders  F-6

      Item 5.     Other Information                                    F-6

      Item 6.     Exhibits and Reports on Form 8-K                     F-7


Part III          SIGNATURES                                           F-7

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
AGTsports, Inc.

We have reviewed the accompanying balance sheet of AGTsports, Inc. (a development stage company) as of June 30, 2001, and the related statements of income, retained earnings, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of AGTsports, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders to Form 10-KSB/A for the year ended September 30, 2000.

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




                                                 BRIMMER, BUREK & KEELAN LLP



                                                 Certified Public Accountants


August 14, 2001

                                 AGTSPORTS, INC.
                                 TAMPA, FLORIDA
                                 BALANCE SHEETS


                                     ASSETS

                                                                     June 30, 2001      September 30, 2000
                                                                     -------------      ------------------
Current:
Cash                                                                 $      2,258           $     16,547
                                                                     ------------           ------------
Total current assets                                                        2,258                 16,547

Property and Equipment                                                      3,464                  1,000
                                                                     ------------           ------------

Total assets                                                         $      5,722           $     17,547
                                                                     ============           ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                     $     12,711           $     12,455
Accrued expenses - related party                                          122,224                 64,804
Notes payable - current                                                    12,570                  2,455
                                                                     ------------           ------------
Total current liabilities                                                 147,505                 79,714

Notes payable (less current portion)                                         --                     --
                                                                     ------------           ------------
Total liabilities                                                         147,505                 79,714

Shareholders' deficit:
Convertible Preferred stock, $.001 par value;
  1,500,000 shares authorized; 1,494,395
  shares issued and outstanding (Note 2)                                    1,494                  1,494
Common stock, $.001 par value; 50,000,000
  shares authorized; 49,848,919 shares issued
  and outstanding                                                          49,845                 49,845
Additional paid-in capital                                             24,085,691             24,085,691
Deficit accumulated during
  the development stage                                               (24,278,813)           (24,199,197)
                                                                     ------------           ------------
Total shareholders' deficit                                              (141,783)               (62,167)
                                                                     ------------           ------------

Total liabilities and shareholders' deficit                          $      5,722           $     17,547
                                                                     ============           ============

Please read accompanying notes.

                                 AGTSPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                                                   January 6, 1986
                                              Three Monthes Ended June 30,         Nine Monthes Ended June 30,   (Inception) Through
                                                 2001              2000              2001              2000         June 30, 2001
                                             ------------      ------------      ------------      ------------      ------------
Revenue:
Territory sales                              $       --        $       --        $       --        $       --        $  1,612,009
Other revenue                                        --                --                --                --           2,294,425
                                             ------------      ------------      ------------      ------------      ------------
                                                     --                --                --                --           3,906,434
Expenses:
Cost of purchased goods for resale                   --                --                --                --             162,378
Salaries and director compensation                   --                --                --                --           3,420,101
Professional services                              16,420            16,382            52,220            36,182         4,119,551
General and administrative                          7,680             3,230            26,314            19,390         3,490,800
Depreciation and amortization                         216                60               647               140         2,487,183
Advertising                                          --                --                --                --             306,112
Contract services                                    --                --                --                --           4,985,397
Cost of unsuccessful offering                        --                --                --                --              56,860
Travel and entertainment                               69              --                 124              --             919,061
Territory reacquisition                              --                --                --                --           1,465,075
Total expenses                                     24,385            19,672            79,305            55,712        21,412,518
                                             ------------      ------------      ------------      ------------      ------------

Preoperative loss                                 (24,385)          (19,672)          (79,305)          (55,712)      (17,506,084)

Other income (expenses):
Interest income                                      --               5,895              --             (13,563)            1,081
Rent income                                          --                --                --                --              14,992
Interest expense                                     (103)          (31,150)             (311)          (31,150)         (710,583)
Loss on equity securities                            --                --                --                --          (8,652,613)
(Loss) gain on disposal of assets                    --                --                --                --           2,814,846
Provision for loan loss                              --                --                --                --            (528,342)
Equity in loss of joint venture                      --                --                --                --            (748,650)
Loss on purchase of subsidiaries                     --                --                --                --            (442,419)
Settlement of claims                                 --                --                --                --             (71,398)
Other income                                         --                --                --               1,650            84,565
                                             ------------      ------------      ------------      ------------      ------------
Total other income (expenses), net                   (103)          (25,255)             (311)          (43,063)       (8,238,521)
                                             ------------      ------------      ------------      ------------      ------------

Net loss before extraordinary items and
  provision for income taxes                      (24,488)          (44,927)          (79,616)          (98,775)      (25,744,605)

Provision for income taxes                           --                --                --                --          (1,873,815)
                                             ------------      ------------      ------------      ------------      ------------

Loss before extraordinary items                   (24,488)          (44,927)          (79,616)          (98,775)      (23,870,790)

Extraordinary items:
Income tax benefit realized                          --                --                --                --           1,812,911
Debt forgiveness net of income taxes)                --              58,860              --              58,860         1,163,709
Debt forgiveness - AGTsports Australia
    Pty Ltd.                                         --                --                --                --             339,155
                                             ------------      ------------      ------------      ------------      ------------
Net income (loss)                            $    (24,488)     $     13,933      $    (79,616)     $    (39,915)     $(20,555,015)

Basic earnings per share
Loss per common share before extraordinary
    items                                    $       --        $     (0.001)     $     (0.002)     $     (0.003)
Extraordinary items per common share                 --               0.001              --               0.002
                                             ------------      ------------      ------------      ------------
Net income (loss) per common share           $       --        $       --        $     (0.002)     $     (0.001)

Weighted-average shares of common stock
  outstanding                                  49,848,919        41,996,114        49,848,919        35,742,479

See accompanying notes to consolidated financial statements.

                                 AGTSPORTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       January 6, 1986
                                                                                        (inception)
                                                        Nine Months Ended June 30,        Through
                                                           2001             2000        June 30, 2001
                                                       -----------      -----------      -----------
Cash Flows From Operating Activities
Net Cash Provided (Used) in
  operating activities                                 $   (21,085)     $   (41,612)     $(5,000,617)
                                                       -----------      -----------      -----------

Cash Flows From Investing Activities
Purchase of assets                                          (3,111)          (1,200)        (364,085)
Other investing activities                                    --               --            628,932
                                                       -----------      -----------      -----------
Net Cash Provided (Used) in investing activities            (3,111)          (1,200)         264,847
                                                       -----------      -----------      -----------

Cash Flows From Financing Activities:
Proceeds from issuance of notes payable                     10,250           43,000          740,784
Proceeds from issuance of Capital Stock                       --               --          3,038,189
Other financing activities                                    (343)            (207)         959,055
                                                       -----------      -----------      -----------
Net Cash Provided (Used) in financing activities             9,907           42,793        4,738,028
                                                       -----------      -----------      -----------

Net increase (decrease) in cash                            (14,289)             (19)           2,258

Cash at beginning of the year                               16,547               22             --
                                                       -----------      -----------      -----------

Cash at end of period                                  $     2,258      $         3      $     2,258
                                                       ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Preferred stock converted to common stock              $      --        $ 1,000,000      $   999,000
Loan assumed by shareholder                            $      --        $      --        $    70,000
Dividends accrued                                      $      --        $     9,000      $    45,000
Accrued dividends converted to note payable            $      --        $    87,000      $    87,000
Stock issued in connection with acquisitions           $      --        $      --        $ 1,336,803
Notes payable converted to stock                       $      --        $   474,006      $ 1,643,681
Other payables converted to stock                      $      --        $    62,987      $ 3,661,846


Please read accompanying notes.

                                 AGTsports, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $24,488 and $79,616 for the nine months ended June 30, 2001 and 2000, respectively. At June 30, 2001 and September 30, 2000, the Company has a net working capital deficit of $ 141,783 and $62,167, respectively, and a shareholders' deficit of $141,783 and $62,167, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


ITEM 2: Management'Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2001, the Company had no current business operations. The Company has experienced operating expenses of $24,385 for the nine month period ending June 30, 2001 and $79,305 for the same period in 2000. The revenues for the period were none in 2001 or 2000. For the nine months ended June 30, 2001 the Company reported a net loss of ($24,488). Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $2,258 in cash at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended June 30, 2001, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information.

As of June 30, 2001, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

                                 AGTsports, Inc.

Dated:  June 30, 2001                                By: /s/ Cory J. Coppage
                                                         -----------------------
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 30, 2001                                By: /s/ Cory J. Coppage
                                                         -----------------------
                                                          President