Form 10KSB40
period 2001-09-30
AGTSPORTS INC
filed 2002-01-14
CIK 791118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending September 30, 2001

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $0

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of September 30, 2001, was $391,220. A total of 48,902,589 shares were owned by non-affiliates as of September 30, 2001.

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 2001 was 49,848,919 shares. Transitional Small Business Disclosure (check one): Yes ( ) No ( X )

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None.

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

Research and Development Costs

     As of September 30, 2001, the Company is not engaged in material research and development activities and has not incurred material R&D costs in the prior three fiscal periods.

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

Item 2. Description of Property.

     The Company owns no significant property or assets, and maintains no operating leases as of September 30, 2001. The Company rents an office of approximately 1,500 square feet on a month-to-month basis at a rate of $1,600 per month. In the fiscal year 2001, the Company paid rent expenses of $19,200 for the use of this office.

Item 3. Legal Proceedings

     As of the date of filing of this report, the Company is not a party to, nor aware of, any legal proceedings against it which, in the opinion of management, are material to the future of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of the Stockholders during the fiscal year ended September 30, 2001.


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

           Quarter Ending                 High Bid          Low Bid
           --------------                 --------          -------

           September 30, 2001              $0.02             $.001
           June 30, 2001                    0.08              .02
           March 31, 2001                   0.11              .08
           December 31, 2000                0.02              .00
           September 30, 2000               0.02              .00
           June 30, 2000                    0.06              .02
           March 31, 2000                   0.03              .00
           December 31, 1999                0.03              .00
           September 30, 1999               0.02              .00


     (b) HOLDERS. As of January 15, 2002, the Company had 830 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

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


ITEM 6. Management's Discussion and Analysis of Financial Condition and plan of Operations

     For the fiscal year ended September 30, 2001, the Company was principally involved in settling its delinquent indebtedness and exploring potential business opportunities with third parties. During fiscal 2000, the Company settled numerous delinquent accounts payable, note payable balances and potential claims in consideration of a combination of cash payments aggregating $33,000, the issuance of 22,294,193 restricted shares of the Company's common stock, and 1,494,395 shares of Series 2000A preferred stock in satisfaction of debts and claims valued at approximately $993,700, and which resulted in net debt forgiveness of approximately $301,000.

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During fiscal 2001, the Company had a net working capital deficit of ($173,668) and a shareholders deficit of ($170,419). There is no assurance the Company will be successful in its plans developed with the intent of remedying these conditions. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Independent Auditor's Report and "Notes to Financial Statements, Note 1" included herein. The financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

     As of September 30, 2001, the Company had no assets other than minor cash balances and a computer. Revenues for the fiscal year 2001 were $0 as compared to revenues of $1,650 for the fiscal year ended September 30, 2000.

     General and administrative expenses for the year ended September 30, 2001 were $33,154 as compared to $51,576 for the year ended September 30, 2000. The decrease in general and administrative expenses was due to the elimination of the debt settlements in the 2000 year. Interest expense decreased from $23,867 in the year ended September 30, 2000 to $664 in fiscal 2001 due to the difference in nature of settlements reached during 2000 as compared to 2001. For the year ended September 30, 2001, the Company recognized extraordinary income from debt forgiveness in the amount of $610 (net of $390 in income taxes) all due to the settlement of various debts owed by the Company.

     The Company had a net loss of $108,002 in the year ended September 30, 2001 compared to a a net loss before extraordinary income of $169,348 for the year ended September 30, 2000. However, the Company had a net loss for the year ended September 30, 2001 in the amount of $107,392 as compared to net increase of $50,968 for the prior year. The 2001 net income was due principally to the extraordinary income relating to the Company's efforts to settle outstanding debt and liabilities which resulted in debt forgiveness income.

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

Liquidity and Capital Resources

     There was no significant change in the Company's deficit working capital during fiscal year 2001 over $110,000 change as the Company continued restructuring with the objective of pursuing new business opportunities. Cash and cash equivalent's balance on September 30, 2001 was $1,024. Current assets were $1,024 and current liabilities were $174,592. At September 30, 2001, the Company has no underlying business or investments and continues to experience severe working capital shortages. For the fiscal year ending September 30, 2001, the Company had total expenses of $108,002 but had net loss of $107,392 as a result of extraordinary income in the amount of approximately $610. This net income was attributed to debt forgiveness arising in connection with the restructuring of the Company. At September 30, 2001, the Company has working capital deficiency of $(173,668) and a stockholders deficit of $(170,419). In the opinion of management, the Company continues to experience lack of adequate funding to fully pursue its business plan. Given the severe working capital problems of AGTsports, Inc., the auditors of the Company have raised significant doubts as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements" below).

Material Commitments for Capital Expenditures

     As of September 30, 2001, the Company has no material commitments for capital expenditures.

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

ITEM 7. FINANCIAL STATEMENTS.

     The Consolidated Financial Statements of the Company are attached as follows:

                                                                           Page
                                                                           ----
     Independent Auditor's Report .......................................   F-1

     Balance Sheets - September 30, 2001 and 2000 .......................   F-2

     Statements of Operations for the Years Ended
     September 30, 2001 and 2000 ........................................   F-3

     Statements of Changes in Stockholders' Equity
     for the Years Ended September 30, 2001 and 2000 ....................   F-5

     Statements of Cash Flows for the Years Ended
     September 30, 2001 and 2000 ........................................   F-14

     Notes to the Financial Statements - September 30,
     2001 and 2000 ......................................................   F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Information with respect to the executive officers and directors of the Company is set forth below:

Name                         Age           Company Positions and Offices
----                         ---           -----------------------------

Cory J. Coppage              38            President, Treasurer, Corporate
                                           Secretary, Director

Louis F. Coppage             64            Director


Business Experience of EXECUTIVE Officers and Directors

     Cory J. Coppage, President, Treasurer, Secretary and Director. Mr. Coppage, 38, first joined the Company as secretary in 1996 and became president in 1998. During the period from 1998 to 2001, he was responsible for reducing corporate liabilities in excess of $900,000, while re-positioning the Company for merger and acquisition opportunities in fiscal 2002. He has over eleven years of business management experience working with various public and private companies. From 1999 to 2001, he was secretary and director of SAN Holdings, Inc. "SANZ" (formerly Citadel Environmental Group, Inc.), a publicly traded data storage technology services business based in Castle Rock, CO with sales in excess of $18,000,000. In 2000 and 2001, he was an officer and consultant to TangibleData, Inc., a publicly held digital content publishing and distribution business based in Boulder, CO. From 1994 to 1998, he was secretary and a member of the board of directors of American Consolidated Growth Corporation, a public investment company and owner of staffing operations with annual revenues in excess of $11,000,000, based in Denver, CO. From 1989 to 1994 he was a licensed property & casualty insurance agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA. Mr. Coppage has expertise in the areas of business administration, investor relations and early stage development of public companies. He holds a bachelors of science degree in business administration from Regis University (1985), Denver, Colorado.

     Louis F. Coppage, Director. Mr. Coppage, 64, was appointed to the board of directors of the Company in 1996. He has over twenty years of executive and managerial experience with domestic and international operations involving finance and business development in the private and public sectors. From 1997 to 2000, he served as president and director of Citadel Environmental Group, Inc., a Colorado corporation. In 2000, he served as chairman of SAN Holdings, Inc., a data storage technology services business based in Castle Rock, CO. From 1986 to present, Mr. Coppage has served as a financial consultant for numerous clients in real estate, energy, insurance, and investments. He has provided advisory services with an emphasis on the capital formation process for corporate clients including SyberSay Communications, a wireless appliance business in Walnut Creek, CA, and Alliance Medical Corporation, a medical instrument recycling business in Phoenix, AZ. From 1978 to 1986, Mr. Coppage was founder and principal of American Energy Investments, Inc., of Denver, CO. From 1969 to 1979 he was president of Foresee, Ltd., an energy development company, and of Coppage & Associates, a financial planning company in Denver, CO. Mr. Coppage studied business at the University of Maryland and Emporia State College before beginning his career at Connecticut General Life Insurance Company (1964), where he was recognized for his achievements in publications such as Time, Newsweek and U.S. World Report. He was a founding member of the insurance and financial planning groups, Top of the Table and The Forum.


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

     Based solely upon a review of the copies of ownership reports submitted to it, the Company believes that, for the fiscal year ended September 30, 2001, Cory Coppage and Louis Coppage, as officers and directors of the Company, filed ownership change reports, but such reports were filed late.


Item 10. Executive Compensation

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the years ended September 30, 2001 and 2000:


                           SUMMARY COMPENSATION TABLE

                                                       LONG-TERM COMPENSATION
                                                 ---------------------------------
                          ANNUAL COMPENSATION          AWARDS       PAYOUTS
                         ----------------------  -----------------  -------
                                                         SECURITIES
                                                          UNDERLY-
                                         OTHER     RE-      ING               ALL
                                         ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                       COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION      YEAR  SALARY   BONUS  SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------ ----  -------  -----  ------  -------- --------  -------  ------
Cory J. Coppage,   2001  $60,000    0      --     22,500     --        --      --
President          2000  $60,000    0      --     22,500     --        --      --


     On October 1, 2001, the Company renewed a 1999 Consulting Agreement with Cory J. Coppage, the acting President, for business development and administrative services. The agreement expires on September 30, 2002 and provides consulting fees of $5,000 per month and a one time stock grant. On September 30, 2000, the Company issued 225,000 Series 2000A preferred shares to Mr. Coppage, with such shares having a liquidation value of $0.10 per share or $22,500. Expenses of $6,750 were reimbursed with accrued fees and expenses of $117,699_ at September 30, 2001. During fiscal 2000, the Company recognized $60,000 in compensation expense.

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



     (1) Includes all Series A and Series 2000A preferred shares issued and outstanding. At September 30, 2001, there are 1,500,000 Series A preferred shares authorized, of which none are issued and outstanding, and 1,500,000 Series 2000A preferred shares authorized and 1,498,395 are issued and outstanding. Each share of the Company's Series 2000A preferred stock is automatically converted into one share of common stock at the earlier of (a) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement, covering the offer and sale of shares of the Company's common stock to the public with net proceeds to the Company of not less than $2 million, or (b) the consent of the holders of at least 66 2/3% of all outstanding shares of the Preferred Stock. (See "Notes to Consolidated Financial Statements, Note 4" below).


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

** Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914

See Exhibit 3.3 below.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                           September 30, 2001 and 2000
                                Denver, Colorado



                    Audited Consolidated Financial Statements
                       At September 30, 2001 and 2000 and
                 for the Years then Ended and for the Cumulative
          Period from January 6, 1986 (inception) to September 30, 2001


                  (Together with Independent Auditors' Report)


                                    CONTENTS




INDEPENDENT AUDITORS' REPORT                                             F-1

FINANCIAL STATEMENTS
   CONSOLIDATED BALANCE SHEETS                                           F-2

   CONSOLIDATED STATEMENTS OF OPERATIONS                              F-3 - F-4

   CONSOLIDATED STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY (DEFICIT)                                  F-5 - F-13

   CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-14 - F-16

   NOTES TO FINANCIAL STATEMENTS                                    F-17 - F-24

                          Independent Auditors' Report



The Board of Directors
AGTsports, Inc.
Denver Colorado

We have audited the accompanying consolidated balance sheets of AGTsports, Inc. (a development stage company) (the "Company") at September 30, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended and the fiscal 2001 and 2000 amounts included in the cumulative amounts from January 6, 1986 (inception) to September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the September 30, 2001 and 2000 consolidated financial statements referred to above present fairly, in all material respects, the financial position, consolidated results of operations and cash flows for the years then ended and the cumulative amounts from January 6, 1986 (inception) to September 30, 2001.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has sustained recurring losses from operations and has a shareholders' deficit and a working capital deficit which all raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                /s/ BRIMMER, BUREK & KEELAN LLP
                                                -------------------------------
                                                BRIMMER, BUREK & KEELAN LLP


                                                Certified Public Accountants

January 12, 2002


                                 AGTsports, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                               September 30, 2001


                                     ASSETS
                                                         2001            2000
                                                     ------------    ------------
Current:

Cash                                                 $      1,024    $     16,547
                                                     ------------    ------------

Total current assets                                        1,024          16,547

Property and Equipment, Net                                 3,249           1,000
                                                     ------------    ------------

Total assets                                         $      4,273    $     17,547
                                                     ============    ============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

Accounts payable                                     $     20,297    $     12,455
Accrued expenses(approximately 100 paid to related
  parties in 2001 and 2000 respectively)                  145,227          64,804
Notes payable - current                                     9,168           2,455
                                                     ------------    ------------

Total current liabilities                                 174,692          79,714

Notes payable (less current portion)                         --              --
                                                     ------------    ------------

Total liabilities                                         174,692          79,714

Shareholders' deficit:
  Convertible Preferred stock, $.001 par value;
    1,500,000 shares authorized; 1,498,395
    shares issued and outstanding (Note 5)                  1,498           1,494
  Convertible Preferred stock, $1.00 par value;
    5,000,000 shares authorized; 1,000,000
    shares issued and outstanding (Note 5)                   --              --
  Common stock, $.001 par value; 50,000,000
    shares authorized; 49,848,919 shares issued
    and outstanding                                        49,845          49,845
Treasury stock                                               --              --
Additional paid-in capital                             24,084,827      24,085,691
Deficit accumulated during the development stage      (24,306,589)    (24,199,197)
                                                     ------------    ------------

Total shareholders' deficit                              (170,419)        (62,167)
                                                     ------------    ------------

Total liabilities and shareholders' deficit          $      4,273    $     17,547
                                                     ============    ============


Please read accompanying notes.


                                            AGTsports, Inc.
                                     (A Development Stage Company)
                                 Consolidated Statements of Operations

                                                        Years Ended September 30,    January 6, 1986
                                                       ----------------------------(Inception) Through
                                                           2001            2000     September 30, 2001
                                                       ------------    ------------ ------------------

Revenue:
  Territory sales                                      $       --      $       --      $  1,612,009
  Other revenue                                                --             1,650       2,294,425
                                                       ------------    ------------    ------------
                                                               --             1,650       3,906,434
                                                       ------------    ------------    ------------
Expenses:
  Cost of purchased goods for resale                           --              --           162,378
  Salaries and director compensation                          1,008           1,000       3,421,109
  Professional services(approximately 83% paid to
    related parties in 2001 and 2000)                        72,540         100,988       4,159,612
  General and administrative                                 33,154          51,576       3,504,862
  Depreciation and amortization                                 862             200       2,487,665
  Advertising                                                  --              --           306,112
  Contract services                                            --              --         4,985,397
  Cost of unsuccessful offering                                --              --            56,860
  Travel and entertainment                                      164           2,781         919,101
  Territory reacquisition                                      --              --         1,465,075
                                                       ------------    ------------    ------------
      Total expenses                                        107,728         156,545      21,468,171
                                                       ------------    ------------    ------------

Preoperative loss                                          (107,728)       (154,895)    (17,561,737)

Other income (expenses):
  Interest income                                              --              --             1,081
  Rent income                                                  --              --            14,992
  Interest expense                                             (664)        (23,867)       (711,039)
  Loss on equity securities                                    --              --        (8,652,613)
  (Loss) gain on disposal of assets                            --              --         2,814,846
  Provision for loan loss                                      --              --          (528,342)
  Equity in loss of joint venture                              --              --          (748,650)
  Loss on purchase of subsidiaries                             --              --          (442,419)
  Settlement of claims                                         --           (71,398)        (71,398)
  Other income                                                 --              --            84,565
                                                       ------------    ------------    ------------
      Total other income (expenses), net                       (664)        (95,265)     (8,238,977)
                                                       ------------    ------------    ------------

Net loss before extraordinary items and
  provision for income taxes                               (108,392)       (250,160)    (25,800,714)

Provision for income taxes                                     (390)        (80,812)      1,711,801
                                                       ------------    ------------    ------------
Loss before extraordinary items                            (108,002)       (169,348)    (27,512,515)

Extraordinary items:
  Income tax benefit realized                                  --            19,878       1,812,911
  Debt forgiveness (net of $390 and $100,690 in
    income taxes)                                               610         200,438       1,163,709
  Debt forgiveness - AGTsports Australia Pty Ltd.              --              --           339,155
                                                       ------------    ------------    ------------

Net income (loss)                                      $   (107,372)   $     50,968    $(24,196,130)
                                                       ============    ============    ============


See accompanying notes to financial statements.



                                      AGTsports, Inc.
                               (A Development Stage Company)
                           Consolidated Statements of Operations



                                                            Years Ended September 30,
                                                        ----------------------------------
                                                             2001               2000
                                                        ---------------    ---------------

Basic earnings per share
  Loss per common share before extraordinary items            $ (0.002)          $ (0.004)
  Extraordinary items per common share                               -              0.006
                                                        ---------------    ---------------
  Net income (loss) per common share                          $ (0.002)           $ 0.002
                                                        ===============    ===============

  Weighted-average shares of common stock outstanding       49,848,919         39,288,360
                                                        ===============    ===============

Fully diluted earnings per share
  Loss per common share before extraordinary items            $ (0.002)          $ (0.004)
  Extraordinary items per common share                               -              0.005
                                                        ---------------    ---------------
  Net income (loss) per common share                          $ (0.002)           $ 0.001
                                                        ===============    ===============

  Weighted-average shares of common stock outstanding       49,848,919         41,335,621
                                                        ===============    ===============


See accompanying notes to consolidated financial statements.


                                              AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit)

                                            Preferred Stock            Preferred Stock
                                           $1.00 par value            $.001 par value
                                         Number        Amount       Number        Amount
                                         ------        ------       ------        ------

Balance at January 6, 1986                    --     $     --           --      $     --

Balance at January 21, 1986                   --           --           --            --

   Common stock issued for cash               --           --           --            --
   Offering costs                             --           --           --            --

   Net loss                                   --           --           --            --
                                       ----------    ----------   ----------    ----------
Balance at September 30, 1986                 --           --           --            --
                                       ----------    ----------   ----------    ----------
   Net loss                                   --           --           --            --
                                       ----------    ----------   ----------    ----------
Balance at September 30, 1987                 --           --           --            --
                                       ----------    ----------   ----------    ----------
   Net loss                                   --           --           --            --
                                       ----------    ----------   ----------    ----------
Balance at September 30, 1988                 --           --           --            --
                                       ----------    ----------   ----------    ----------
   Common stock issued to acquire
   subsidiaries                               --           --           --            --

   Shares purchased by subsidiary             --           --           --            --
                                       ----------    ----------   ----------    ----------
Balance at September 30, 1989                 --           --           --            --
                                       ----------    ----------   ----------    ----------
   Common stock issued for services           --           --           --            --

   Common stock issued pursuant to
   debenture agreement                        --           --           --            --

   Common stock issued for
   investment in joint venture                --           --           --            --

                                                                                             Accumulated   Memorandum
                                               Common Stock        Additional                 During the      Total
                                             $.001 par value        Paid-In      Treasury    Development   Shareholders'
                                           Number       Amount      Capital        Stock        Stage    Equity (Deficit)
                                           ------       ------      -------        -----        -----    ----------------

Balance at January 6, 1986                    --     $     --     $     --      $     --     $     --      $     --

Balance at January 21, 1986                 30,000           30        5,970          --           --           6,000

   Common stock issued for cash             90,000           90      149,910          --           --         150,000
   Offering costs                             --           --         (7,257)         --           --          (7,257)

   Net loss                                   --           --           --            --         (5,247)       (5,247)
                                        ----------   ----------    ----------   ----------    ----------    ----------
Balance at September 30, 1986              120,000          120       148,623         --          (5,247)      143,496
                                        ----------   ----------    ----------   ----------    ----------    ----------
   Net loss                                   --           --           --            --         (44,583)      (44,583)
                                        ----------   ----------    ----------   ----------    ----------    ----------
Balance at September 30, 1987              120,000          120       148,623         --         (49,830)       98,913
                                        ----------   ----------    ----------   ----------    ----------    ----------
   Net loss                                   --           --           --            --         (98,913)      (98,913)
                                        ----------   ----------    ----------   ----------    ----------    ----------
Balance at September 30, 1988              120,000          120       148,623         --        (148,743)         --
                                        ----------   ----------    ----------   ----------    ----------    ----------
   Common stock issued to acquire
   subsidiaries                             99,943          100     5,534,840         --          (8,824)    5,526,116

   Shares purchased by subsidiary             --           --           --         (25,112)         --         (25,112)
                                        ----------   ----------    ----------   ----------    ----------    ----------
Balance at September 30, 1989              219,943          220     5,683,463      (25,112)     (157,567)    5,501,004
                                        ----------   ----------    ----------   ----------    ----------    ----------
   Common stock issued for services         14,801           15       167,231         --            --         167,246

   Common stock issued pursuant to
   debenture agreement                      60,000           60       649,940         --            --         650,000

   Common stock issued for
   investment in joint venture              34,500           35       381,815         --            --         381,850



                                            AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)

                                            Preferred Stock            Preferred Stock
                                           $1.00 par value            $.001 par value
                                         Number        Amount       Number        Amount
                                         ------        ------       ------        ------
   Common stock issued for
   professional services                  --              --           --            --

   Common stock issued to settle
   litigation                             --              --           --            --

   Treasury stock activity                --              --           --            --

   Net loss                               --              --           --            --
                                       -------         -------       ------        ------
Balance at September 30, 1990             --              --           --            --
                                       -------         -------       ------        ------
   Common stock issued to settle
   litigation                             --              --           --            --

   Common stock issued to acquire
   intangible assets                      --              --           --            --

   Distribution declared pursuant to
   January 28, 1991 contract              --              --           --            --

   Net income                             --              --           --            --
                                       -------         -------       ------        ------
Balance at September 30, 1991             --              --           --            --
                                       -------         -------       ------        ------
   Common stock issued for cash           --              --           --            --

   Common stock issued for services       --              --           --            --

   Common stock issued to acquire
   intangible assets                      --              --           --            --

   Common stock issued through
   private placement                      --              --           --            --

                                                                                              Accumulated    Memorandum
                                              Common Stock         Additional                 During the       Total
                                            $.001 par value         Paid-In       Treasury    Development    Shareholders'
                                           Number       Amount      Capital        Stock        Stage      Equity (Deficit)
                                           ------       ------      -------        -----        -----      ----------------
   Common Stock issued for
   professional services                   60,000           60       649,940          --           --         650,000

   Common stock issued to settle
   litigation                               4,055            3        44,735          --           --          44,738

   Treasury stock activity                   --           --            --          25,112         --          25,112


   Net loss                                  --           --            --            --     (5,783,853)   (5,783,853)
                                       ----------   ----------    ----------    ----------   ----------    ----------
Balance at September 30, 1990             393,299          393     7,577,124          --     (5,941,420)    1,636,097
                                       ----------   ----------    ----------    ----------   ----------    ----------
   Common stock issued to settle
   litigation                               3,000            3        39,147          --           --          39,150

   Common stock issued to acquire
   intangible assets                    1,585,194        1,585     2,376,206          --           --       2,377,791

   Distribution declared pursuant to
   January 28, 1991 contcact                 --           --      (6,142,907)         --           --      (6,142,907)

   Net income                                --           --            --            --      4,545,160     4,545,160
                                       ----------   ----------    ----------    ----------   ----------    ----------
Balance at September 30, 1991           1,981,493        1,981     3,849,570          --     (1,396,260)    2,455,291
                                       ----------   ----------    ----------    ----------   ----------    ----------
   Common stock issued for cash           200,000          200       199,800          --           --         200,000

   Common stock issued for services       447,250          447       590,303          --           --         590,750

   Common stock issued to acquire
   intangible assets                      330,000          330       329,670          --           --         330,000

   Common stock issued through
   private placement                       42,750           43        85,457          --           --          85,500


                                            AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)

                                                 Preferred Stock            Preferred Stock
                                                 $1.00 par value            $.001 par value
                                              Number        Amount       Number        Amount
                                              ------        ------       ------        ------

   Net loss                                       --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance at September 30, 1992                     --            --            --            --
                                           -----------   -----------   -----------   -----------
   Common stock issued for cash                   --            --            --            --

   Common stock issued for services               --            --            --            --

   Common stock issued to settle
   litigation                                     --            --            --            --

   Common stock issued to former
   BBBC stockholder                               --            --            --            --

   Common stock issued to acquire
   assets                                         --            --            --            --

   Preferred stock issued to treasury        1,000,000     4,000,000          --            --

   Cancellation of distribution declared          --            --            --            --

   Net loss                                       --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance at September 30, 1993                1,000,000     4,000,000          --            --
                                           -----------   -----------   -----------   -----------
   Common stock issued for cash                   --            --            --            --

   Common stock issued for services               --            --            --            --

   Common stock issued to settle
   obligations                                    --            --            --            --

   Common stock issued to acquire
   software                                       --            --            --            --

                                                                                                      Accumulated    Memorandum
                                                 Common Stock            Additional                   During the       Total
                                                $.001 par value           Paid-In      Treasury      Development    Shareholders'
                                              Number        Amount        Capital        Stock          Stage      Equity (Deficit)
                                              ------        ------        -------        -----          -----      ----------------

   Net loss                                       --            --            --             --       (1,267,987)    (1,267,987)
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1992                3,001,493         3,001      5,054,800           --       (2,664,247)     2,393,554
                                           -----------   -----------    -----------    -----------    -----------    -----------
   Common stock issued for cash                263,000           263        516,737           --             --          517,000

   Common stock issued for services            166,916           167        277,097           --             --          277,264

   Common stock issued to settle
   litigation                                   76,379            77        106,836           --             --          106,913

   Common stock issued to former
   BBBC stockholder                            161,401           161           (161)          --             --             --

   Common stock issued to acquire
   assets                                      200,000           200        199,800           --             --          200,000

   Preferred stock issued to treasury             --            --             --       (4,000,000)          --             --

   Cancellation of distribution declared          --            --        6,142,907           --             --        6,142,907

   Net loss                                       --            --             --             --       (7,620,061)    (7,620,061)
                                           -----------   -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1993                3,869,189          3,869    12,298,016     (4,000,000)   (10,284,308)     2,017,577
                                           -----------   -----------    -----------    -----------    -----------    -----------
   Common stock issued for cash                 80,871            81        153,620           --             --          153,701

   Common stock issued for services            907,237           907      1,901,355           --             --        1,902,262

   Common stock issued to settle
   obligations                                 305,827           306        522,139           --             --          522,445

   Common stock issued to acquire
   software                                     33,000            33         58,955           --             --           58,988



                                            AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)

                                             Preferred Stock              Preferred Stock
                                             $1.00 par value              $.001 par value
                                          Number        Amount          Number        Amount
                                          ------        ------          ------        ------

   Treasury stock activity                    --             --             --            --

   Net loss                                   --             --             --            --
                                       -----------    -----------    -----------   -----------
Balance at September 30, 1994            1,000,000      4,000,000           --            --
                                       -----------    -----------    -----------   -----------
   Common stock issued for cash               --             --             --            --

   Common stock issued for services           --             --             --            --

   Common stock issued for debt
   settlement with employees                  --             --             --            --

   Common stock issued for debt
   and obligation settlement                  --             --             --            --

   Common stock issued for territory
   acquisition                                --             --             --            --

   Common stock issued for VAST
   joint venture                              --             --             --            --

   Return of preferred shares per
   AMGC settlement                      (1,000,000)    (4,000,000)          --            --

   Treasury stock activity                    --             --             --            --

   Net loss                                   --             --             --            --
                                       -----------    -----------    -----------   -----------
Balance at September 30, 1995                 --             --             --            --
                                       -----------    -----------    -----------   -----------
   Other                                      --             --             --            --

   Common stock issued for cash               --             --             --            --

                                                                                                     Accumulated    Memorandum
                                           Common Stock            Additional                        During the       Total
                                          $.001 par value           Paid-In           Treasury      Development    Shareholders'
                                        Number        Amount        Capital             Stock          Stage      Equity (Deficit)
                                        ------        ------        -------             -----          -----      ----------------

   Treasury stock activity                    --             --             --           (6,860)          --           (6,860)

   Net loss                                   --             --             --             --       (3,783,365)    (3,783,365)
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1994            5,196,124          5,196     14,934,085     (4,006,860)   (14,067,673)       864,748
                                       -----------    -----------    -----------    -----------    -----------    -----------
   Common stock issued for cash          1,122,200          1,122        596,078           --             --          597,200

   Common stock issued for services      1,539,875          1,540      1,396,402           --             --        1,397,942

   Common stock issued for debt
   settlement with employees             2,186,023          2,186      1,167,322           --             --        1,169,508

   Common stock issued for debt
   and obligation settlement               310,750            311        168,060           --             --          168,371

   Common stock issued for territory
   acquisition                             225,000            225        129,850           --             --          130,075

   Common stock issued for VAST
   joint venture                           700,000            700        867,300           --             --          868,000

   Return of preferred shares per
   AMGC settlement                            --             --             --             --             --       (4,000,000)

   Treasury stock activity                (749,000)          (749)    (3,999,251)     3,990,140           --           (9,860)

   Net loss                                   --             --             --             --       (5,216,415)    (5,216,415)
                                       -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1995           10,530,972         10,531     15,259,846        (16,720)   (19,284,088)    (4,030,431)
                                       -----------    -----------    -----------    -----------    -----------    -----------
   Other                                      --             --           56,250           --             --           56,250

   Common stock issued for cash          2,599,855          2,600        609,650           --             --          612,250


                                             AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)

                                             Preferred Stock              Preferred Stock
                                             $1.00 par value              $.001 par value
                                          Number        Amount          Number        Amount
                                          ------        ------          ------        ------

   Common stock issued for services            --            --            --            --

   Common stock issued to Global
   Links, Ltd. in October 1995
   pursuant to prior settlement with
   AMGC                                        --            --            --            --

   Common stock issued for debt
   obligation settlement                       --            --            --            --

   Common stock issued for debt
   settlement with employees                   --            --            --            --

   Net loss                                    --            --            --            --
                                        -----------   -----------   -----------   -----------
Balance at September 30, 1996                  --            --            --            --
                                        -----------   -----------   -----------   -----------
   Common stock issued for cash                --            --            --            --

   Common stock issued in
   connection with the exercise of
   stock options                               --            --            --            --

   Commissions paid in common
   stock in connection with common
   stock sales                                 --            --            --            --

   Common stock returned to
   Company in connection with
   settlement of VAST joint venture            --            --            --            --

   Preferred stock issued for
   settlement of notes payable and in
   exchange for common stock              1,000,000     1,000,000          --            --

                                                                                                        Accumulated    Memorandum
                                              Common Stock            Additional                        During the       Total
                                             $.001 par value           Paid-In           Treasury      Development    Shareholders'
                                           Number        Amount        Capital             Stock          Stage     Equity (Deficit)
                                           ------        ------        -------             -----          -----     ----------------


   Common stock issued for services      1,824,102          1,824        963,285           --             --          965,109

   Common stock issued to Global
   Links, Ltd. in October 1995
   pursuant to prior settlement with
   AMGC                                   7,850,000          7,850      3,180,439           --             --        3,188,289

   Common stock issued for debt
   obligation settlement                    104,966            105        103,485           --             --          103,590

   Common stock issued for debt
   settlement with employees              1,020,701          1,021        742,505           --             --          743,526

   Net loss                                    --             --             --             --       (3,776,475)    (3,776,475)
                                        -----------    -----------    -----------    -----------    -----------    -----------
Balance at September 30, 1996            23,930,596         23,931     20,915,460        (16,720)   (23,060,563)    (2,137,892)
                                        -----------    -----------    -----------    -----------    -----------    -----------
   Common stock issued for cash           1,795,800          1,796        445,144           --             --          446,940

   Common stock issued in
   connection with the exercise of
   stock options                            536,000            536         53,827           --             --           54,363

   Commissions paid in common
   stock in connection with common
   stock sales                               60,000             60            (60)          --             --             --

   Common stock returned to
   Company in connection with
   settlement of VAST joint venture        (700,000)          (700)      (118,650)          --             --         (119,350)

   Preferred stock issued for
   settlement of notes payable and in
   exchange for common stock             (6,850,000)        (6,850)      (835,650)          --             --          157,500


                                             AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)

                                             Preferred Stock              Preferred Stock
                                             $1.00 par value              $.001 par value
                                          Number        Amount          Number        Amount
                                          ------        ------          ------        ------
   Common stock issued for
   settlement of note payable and
   accrued interest                           --            --            --            --

   Common stock issued to purchase
   of royalty rights                          --            --            --            --

   Common stock issued in
   connection with acquisitions               --            --            --            --

   Common stock issued for services           --            --            --            --

   Common stock issued in
   connection with settlement of
   accrued liabilities                        --            --            --            --

   Preferred stock dividends                  --            --            --            --

   Net loss                                   --            --            --            --
                                       -----------   -----------   -----------   -----------
Balance at September 30, 1997            1,000,000     1,000,000          --            --
                                       -----------   -----------   -----------   -----------
   Common stock issued for services           --            --            --            --

   Common stock issued  to settle
   debt obligation                            --            --            --            --

   Common stock issued for cash               --            --            --            --

   Common stock returned to Company
   in settlement of SWSI acquisition          --            --            --            --

   Preferred stock dividends                  --            --            --            --

                                                                                                    Accumulated    Memorandum
                                              Common Stock            Additional                    During the       Total
                                             $.001 par value           Paid-In       Treasury      Development    Shareholders'
                                           Number        Amount        Capital         Stock          Stage     Equity (Deficit)
                                           ------        ------        -------         -----          -----     ----------------
   Common stock issued for
   settlement of note payable and
   accrued interest                      3,000,000         3,000     1,102,179          --             --        1,105,179

   Common stock issued to purchase
   of royalty rights                       500,000           500       124,500          --             --          125,000

   Common stock issued in
   connection with acquisitions          1,245,647         1,246       173,634          --             --          174,880

   Common stock issued for services      1,021,747         1,021        94,324          --             --           95,345

   Common stock issued in
   connection with settlement of
   accrued liabilities                     332,157           332        54,769          --             --           55,101

   Preferred stock dividends                  --            --            --            --          (12,000)       (12,000)

   Net loss                                   --            --            --            --         (648,256)      (648,256)
                                       -----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 1997           24,871,947        24,872    22,009,477       (16,720)   (23,720,819)      (703,190)
                                       -----------   -----------   -----------   -----------    -----------    -----------
   Common stock issued for services        263,785           264        50,282          --             --           50,546

   Common stock issued  to settle
   debt obligation                         331,194           331        57,628          --             --           57,959


   Common stock issued for cash          2,087,800         2,088       275,506          --             --          277,594

   Common stock returned to Company
   in settlement of SWSI acquisition          --            --            --            (739)          --             (739)

   Preferred stock dividends                  --            --            --            --          (36,000)       (36,000)


                                              AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)

                                               Preferred Stock              Preferred Stock
                                               $1.00 par value              $.001 par value
                                            Number        Amount          Number        Amount
                                            ------        ------          ------        ------

   Net loss                                     --             --             --            --
                                         -----------    -----------    -----------   -----------
Balance at 9/30/98                         1,000,000      1,000,000           --            --
                                         -----------    -----------    -----------   -----------
   Preferred stock dividends                    --             --             --            --

   Net loss                                     --             --             --            --
                                         -----------    -----------    -----------   -----------
Balance at 9/30/99                         1,000,000      1,000,000           --            --
                                         -----------    -----------    -----------   -----------
   Conversion of preferred stock to
   common stock                           (1,000,000)    (1,000,000)          --            --

   Preferred stock dividends                    --             --             --            --

   Common stock issued to satisfy
   debt                                         --             --             --            --

   Common stock issued to satisfy
   shareholder claims                           --             --             --            --

   Common stock issued to satisfy
   accounts payable                             --             --             --            --

   Preferred stock issued to
   satisfy accounts payable                     --             --           19,100            19

   Preferred stock issued to
   satisfy notes payable                        --             --          835,316           835

   Preferred stock issued for services          --             --          237,500           238

   Preferred stock issued to
   satisfy shareholder claims                   --             --          102,479           402

                                                                                                     Accumulated    Memorandum
                                              Common Stock            Additional                    During the       Total
                                             $.001 par value          Paid--In       Treasury      Development    Shareholders'
                                           Number        Amount        Capital         Stock          Stage     Equity (Deficit)
                                           ------        ------        -------         -----          -----     ---------------

   Net loss                                     --             --             --            --         (336,535)      (336,535)
                                         -----------    -----------    -----------   -----------    -----------    -----------
Balance at 9/30/98                        27,554,726         27,555     22,392,893       (17,459)   (24,093,354)      (690,365)
                                         -----------    -----------    -----------   -----------    -----------    -----------
   Preferred stock dividends                    --             --             --            --          (36,000)       (36,000)

   Net loss                                     --             --             --            --          (94,352)       (94,352)
                                         -----------    -----------    -----------   -----------    -----------    -----------
Balance at 9/30/99                        27,554,726         27,555     22,392,893       (17,459)   (24,223,706)      (820,717)
                                         -----------    -----------    -----------   -----------    -----------    -----------
   Conversion of preferred stock to
   common stock                            8,850,000          8,850        990,150          --             --           (1,000)

   Preferred stock dividends                    --             --             --            --           (9,000)        (9,000)

   Common stock issued to satisfy
   debt                                   12,444,193         12,440        521,025          --             --          533,465

   Common stock issued to satisfy
   shareholder claims                        925,000            925         30,225           --            --           31,150

   Common stock issued to satisfy
   accounts payable                           75,000             75          3,453          --             --            3,528

   Preferred stock issued to
   satisfy accounts payable                     --             --            1,891          --             --            1,910

   Preferred stock issued to
   satisfy notes payable                        --             --           82,696          --             --           83,531

   Preferred stock issued for services          --             --           23,513          --             --           23,751

   Preferred stock issued to
   satisfy shareholder claims                   --             --           39,845          --             --           40,247





                                            AGTsports, Inc.
                                      (A Development Stage Company)

                Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)


                                Preferred Stock              Preferred Stock
                                $1.00 par value              $.001 par value
                             Number        Amount          Number        Amount
                             ------        ------          ------        ------



   Treasury stock retired          --            --            --            --

   Net income                      --            --            --            --
                            -----------   -----------   -----------   -----------
Balance at 9/30/00                 --            --       1,494,395         1,494
                            -----------   -----------   -----------   -----------

   Preferred stock issued
   satisfy accounts payable        --            --           5,000             5

   Preferred stock issued
   for services                    --            --           9,000             9

   Preferred stock cancelled                                (10,000)          (10)

   Net loss                        --            --            --            --
                            -----------   -----------   -----------   -----------
Balance at 9/30/01                 --      $     --       1,498,395         1,498
                            ===========   ===========   ===========   ===========


                                                                                      Accumulated    Memorandum
                                   Common Stock            Additional                 During the       Total
                                  $.001 par value           Paid-In       Treasury   Development    Shareholders'
                                Number        Amount        Capital         Stock       Stage     Equity (Deficit)
                                ------        ------        -------         -----       -----     ---------------

   Treasury stock retired          --            --            --          17,459       (17,459)          --

   Net income                      --            --            --            --          50,968         50,968
                            -----------   -----------   -----------   -----------   -----------    -----------
Balance at 9/30/00           49,848,919        49,845    24,085,691          --     (24,199,197)       (62,167)
                            -----------   -----------   -----------   -----------   -----------    -----------

   Preferred stock issued
   satisfy accounts payable        --            --              45          --            --               50

   Preferred stock issued
   for services                    --            --              81          --            --               90

   Preferred stock cancelled                                   (990)                                    (1,000)

   Net loss                        --            --            --            --        (108,392)      (108,392)
                            -----------   -----------   -----------   -----------   -----------    -----------
Balance at 9/30/01           49,848,919        49,845   $24,084,827   $      --    $(24,307,589)   $  (170,419)
                            ===========   ===========   ===========   ===========  ============    ===========


                        See accompanying notes to consolidated financial statements.


                                              AGTsports, Inc.
                                       (A Development Stage Company)

                   Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                      Memorandum                                       Total
                                                         Total        Unrealized      Cumulative    Shareholders'
                                                     Shareholders'     Holding        Translation      Equity
                                                    Equity (Deficit)     Gain         Adjustment      (Deficit)
                                                    ---------------  -------------   -------------   -----------

Balance at January 6, 1986                            $      --      $        --     $        --     $      --
                                                      ===========    =============   =============   ===========

Balance at September 30, 1986                         $   143,496    $        --     $        --     $   143,496
                                                      ===========    =============   =============   ===========

Balance at September 30, 1987                         $    98,913    $        --     $        --     $    98,913
                                                      ===========    =============   =============   ===========

Balance at September 30, 1988                         $      --      $        --     $        --     $      --
                                                      ===========    =============   =============   ===========

Balance at September 30, 1989                         $ 5,501,004    $        --     $        --     $ 5,501,004
                                                      ===========    =============   =============   ===========

Balance at September 30, 1990                         $ 1,636,097    $        --     $        --     $ 1,636,097
                                                      ===========    =============   =============   ===========

Balance at September 30, 1991                         $ 2,455,291    $        --     $        --     $ 2,455,291
                                                      ===========    =============   =============   ===========

Balance at September 30, 1992                         $ 2,393,554    $        --     $        --     $ 2,393,554
                                                      ===========    =============   =============   ===========

Balance at September 30, 1993                         $ 2,017,577    $        --     $        --     $ 2,017,577
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' equity                 $   864,748    $        --     $        --     $   864,748
     Unrealized holding gain                                 --          1,660,517            --       1,660,517
     Unrealized loss - foreign currency translation          --               --            (8,893)       (8,893)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1994                         $   864,748    $   1,660,517   $      (8,893)  $ 2,516,372
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' deficit                $(4,030,431)   $        --     $        --     $(4,030,431)
     Unrealized loss - foreign currency translation          --               --           (11,191)      (11,191)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1995                         $(4,030,431)   $        --     $     (11,191)  $(4,041,622)
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' deficit                $(2,137,892)   $        --     $        --     $(2,137,892)
     Unrealized loss - foreign currency translation          --               --           (16,823)      (16,823)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1996                         $(2,137,892)   $        --     $     (16,823)  $(2,154,715)
                                                      ===========    =============   -------------   ===========

Balance at September 30, 1997                         $  (703,190)   $        --     $        --     $  (703,190)
                                                      ===========    =============   =============   ===========

Balance at September 30, 1998                         $  (690,365)   $        --     $        --     $  (690,365)
                                                      ===========    =============   =============   ===========

Balance at September 30, 1999                         $  (820,717)   $        --     $        --     $  (820,717)
                                                      ===========    =============   =============   ===========

Balance at September 30, 2000                         $   (62,167)   $        --     $        --     $   (62,167)
                                                      ===========    =============   =============   ===========

Balance at September 30, 2001                         $  (170,419)   $        --     $        --     $  (170,419)
                                                      ===========    =============   =============   ===========


See accompanying notes to consolidated financial statements.


                                             AGT SPORTS, INC.
                                      (A Development Stage Company)
                                  Consolidated Statements of Cash Flows

                                                                                            Period from
                                                                                          January 6, 1986
                                                                    Years Ended            (Inception) to
                                                                   September 30,             September
                                                            ----------------------------    ------------
                                                                2001            2000            2001
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (107,392)   $     50,968    $(24,197,130)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                    862             200       2,487,665
    Loss (gain) on disposal of assets                               --              --        (2,565,391)
    Loss on purchase of royalty rights                              --              --           125,000
    Loss on purchase of subsidiaries                                --              --           442,419
    Loss on sale of investments                                     --              --            35,072
    Loss on equity securities                                       --              --         4,973,015
    Write-down of investments to market                             --              --         3,567,629
    Debt forgiven                                                   --          (301,127)     (1,348,014)
    Territory management                                            --              --           205,000
    Territory sales/reacquisition                                   --              --           482,586
    Stock options                                                   --              --            56,250
    Equity in loss of joint venture                                 --              --           748,650
    Common stock issued for software                                --              --            58,988
    Common stock issued for services                                --            31,150       6,103,015
    Common stock issued for obligations                             --              --         2,744,293
    Preferred stock cancelled                                     (1,000)          -0-            (1,000)
    Preferred issued stock for services                               90          23,751          23,841
    Preferred issued stock for settlement expenses                    50          40,247          40,297
    Decrease (increase) in accounts receivable                      --              --          (329,229)
      Decrease in other assets                                      --              --            74,055
      Increase in prepaid expenses                                  --              --              --
    Increase (decrease) in accounts payable                         --
      and accrued expenses                                        88,265          81,806       1,273,332
                                                            ------------    ------------    ------------
  Net cash provided by (used in) operating activities            (19,125)        (73,005)     (4,998,657)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of capital - limited partnership                         --              --           500,000
    Receipts from notes receivable                                  --              --            80,772
    Loans made                                                      --              --          (237,328)
    Purchase of assets                                            (3,111)         (1,200)       (364,085)
    Purchase of stock in affiliate                                  --              --           (10,000)
    Proceeds from sale of investments                               --              --           277,739
    Proceeds from insurance settlement                              --              --            17,749
                                                            ------------    ------------    ------------
  Net cash provided by (used in) investing activities             (3,111)         (1,200)        264,847
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of common stock options              --              --            54,363
    Proceeds from issuance of common stock                          --              --         3,038,189
    Payments on capital lease financing                             --              --           (20,976)
    Principal payments on notes payable                             --              --          (138,106)
    Advances from affiliates                                        --              --         1,421,542
    Payments to affiliates                                          --              --          (509,317)
    Advances on line of credit (net)                                (287)           (804)        157,605
    Preferred stock dividends paid in cash                          --              --            (6,000)
    Advances on notes payable                                      7,000          91,534         737,534
                                                            ------------    ------------    ------------
  Net cash provided by (used in) financing activities              6,713          90,730       4,734,834
                                                            ------------    ------------    ------------


                                         AGT SPORTS, INC.
                                   (A Development Stage Company)
                               Consolidated Statements of Cash Flows

                                                                                       Period from
                                                                                     January 6, 1986
                                                                    Years Ended       (Inception) to
                                                                   September 30,        September
                                                               ---------------------   -----------
                                                                  2001        2000         2001
                                                               ---------   ---------   -----------

Net increase (decrease) in cash                                $ (15,523)  $  16,525   $     1,024
Cash at beginning of year                                         16,547          22          --
                                                               ---------   ---------   -----------
Cash at end of year                                            $   1,024   $  16,547   $     1,024
                                                               =========   =========   ===========

Noncash financing and investing activities:
Common stock issued in connection with the
  settlement of certain accrued liabilities                    $    --     $    --     $   175,106
                                                               =========   =========   ===========
  Common stock issued in connection with the settlement
    of notes payable                                           $    --     $ 474,006   $ 1,631,506
                                                               =========   =========   ===========
  Common stock issued in connection with the settlement
    of accounts payable                                        $    --     $   3,528   $    61,487
                                                               =========   =========   ===========
  Common stock issued in connection with the settlement
    of certain accrued interest                                $    --     $  59,459   $   164,638
                                                               =========   =========   ===========
  Preferred stock issued in connection with settlement
    of notes payable                                           $    --     $  12,175   $    12,175
                                                               =========   =========   ===========
  Preferred stock issued in connection with settlement
    of accounts payable                                        $     140   $   1,910   $     2,050
                                                               =========   =========   ===========
  Preferred stock issued in connection with settlement
    of accrued interest                                        $    --     $  71,356   $    71,356
                                                               =========   =========   ===========
  Accrued dividends converted to note payable                  $    --     $  87,000   $    87,000
                                                               =========   =========   ===========
  $1 Par preferred stock converted to common stock             $    --     $ 999,000   $   999,000
                                                               =========   =========   ===========
  Preferred stock dividends included in accounts payable       $    --     $    --     $    45,000
                                                               =========   =========   ===========
  Assets acquired and liabilities assumed in connection with purchase of Tea Times of America, Inc.
  Notes payable                                                $    --     $    --     $   218,500
                                                               =========   =========   ===========
  Accrued liabilities                                          $    --     $    --     $    35,320
                                                               =========   =========   ===========
  Accounts receivable                                          $    --     $    --     $     5,771
                                                               =========   =========   ===========
  Goodwill                                                     $    --     $    --     $    28,682
                                                               =========   =========   ===========
  Common stock retired in connection with termination
    of VAST joint venture                                      $    --     $    --     $   119,350
                                                               =========   =========   ===========
  Common stock issued in connection with acquisitions          $    --     $    --     $   174,880
                                                               =========   =========   ===========
  Common stock issued in connection with the purchase
    of royalty rights                                          $    --     $    --     $   125,000
                                                               =========   =========   ===========
  Marketable securities received as contribution to capital    $    --     $    --     $   152,000
                                                               =========   =========   ===========
  Marketable securities contributed to capital                 $    --     $    --     $  (152,000)
                                                               =========   =========   ===========
  Additional paid in capital received                          $    --     $    --     $ 5,314,678
                                                               =========   =========   ===========
  Additional paid in capital contributed                       $    --     $    --     $(5,314,678)
                                                               =========   =========   ===========
  Transfer assets to limited partnership and termination
    pursuant to agreement                                      $    --     $    --     $      --
                                                               =========   =========   ===========
  Issuance of common stock in exchange for investment
    in joint venture                                           $    --     $    --     $   868,000
                                                               =========   =========   ===========
  Issuance of common stock in exchange for liability to
    issue common stock                                         $    --     $    --     $ 3,187,349
                                                               =========   =========   ===========
  Loan assumed by shareholder                                  $    --     $    --     $    70,000
                                                               =========   =========   ===========




                                AGT SPORTS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                         Years Ended
                                                         September 30,
                                                  ---------------------------
                                                    2001               2000
                                                  --------           --------

Supplemental information:

  Interest paid                                   $    411           $  4,222
                                                  ========           ========
  Taxes paid                                      $  --              $   --
                                                  ========           ========




                                      F-16

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

AGT Sports, Inc. (the "Company") is in the development stage. The Company has not commenced principal operations and has not sold significant products. Revenue in prior periods resulted from preoperative product tests, which were unsuccessful and terminated prior to the commencement of planned principal operations. The Company was incorporated under the laws of the state of Colorado on January 6, 1986 as American Merger Control, Inc. In 1990, the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. (AGT). During the fiscal years ended September 30, 1991 and through September 30, 1998, the Company's business plan was to pursue providing technological and software services to golf and related industries. In 1998, the Company abandoned this business plan. Management of the Company is now pursuing other alternatives such as possible business combinations with other entities.

Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses before extraordinary items of $108,002 and $169,348 for the years ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, the Company has a net working capital deficit of $173,668 and $63,167 respectively, and a shareholders' deficit of $170,419 and $62,167 respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


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

Property and Equipment

The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation is computed using the double declining method for financial reporting purposes and income tax purposes.

Fair Value of Financial Statement Instruments

The estimated fair value of amounts reported in the financial statements have been determined by using available market information and appropriate valuation methodologies. The carrying values of assets and liabilities approximate their fair values either because of their short-term nature or based upon their interest rates, which approximate market interest rates.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


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

Comprehensive Income

Financial Accounting Standards No. 130 establishes standards for reporting comprehensive income which is defined as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the income statement. The Company adopted this standard effective October 1, 1998. During 2001 and 2000, the Company did not engage in any transactions required to be reported under this new Standard.

Loss Per Share

Loss per common share has been computed based upon the weighted-average number of shares outstanding during the period. The Company's preferred stock and options are common stock equivalents, and have been included in the calculation of fully diluted earnings per share for the year ended September 30, 2000. These securities are antidilutive for the year ended September 30, 2001 and therefore fully diluted earnings per share equals basic earnings per share.

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

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 2 -RELATED PARTY TRANSACTIONS

Effective October 1, 1999 the Company entered into a two-year consulting agreement with Cory J. Coppage (a shareholder of the corporation) for $5,000 per month plus expenses. Mr. Coppage may elect to be paid in cash or stock. In addition, Mr. Coppage received 225,000 shares of Series 2000A Preferred Stock as a signing bonus. The agreement may be renewed for two subsequent one-year periods. The agreement was renewed for the 2002 year.

During the years ended September 30, 2001 and 2000 the Company reimbursed $6,570 and $27,957 in expenses pursuant to the agreement. Mr. Coppage's consulting fees for fiscal year 2001 and 2000 have not been paid and are included in accrued expenses on the balance sheet.

In 1995, the Company entered into a joint venture agreement with Global Links Trading Ltd. (GLT). Pursuant to the agreement, GLT received 7,850,000 shares of the Company's common stock. GLT subsequently sold 1,000,000 shares of common stock to third parties. In May, 1997, the Joint Venture agreement was amended and GLT exchanged 6,850,000 shares of common stock and a note payable with an outstanding principal balance of $172,500 for 1,000,000 shares of convertible preferred stock plus $15,000. The preferred stock is convertible at the option of GLT at a ratio of two shares of restricted common stock for each share of preferred stock. The preferred stock bears an aggregate dividend of $3,000 per month for 83 months. As of September 30, 1999, accrued dividend payments of $78,000 were unpaid. Such amounts have been included in accounts payable at September 30, 1999 in the accompanying balance sheet. The amended joint venture agreement provides for a default in the event a preferred stock dividend payment remains unpaid. The agreement required the Company to reissue all common stock surrendered by GLT under this amendment and all future payments due by the Company have been suspended.

In December 1999, the Company entered into a settlement agreement with GLT's successor Nycon Resources. In connection with the settlement agreement, the Company issued 8,850,000 shares of its common stock to Nycon Resources and was relieved of all further obligations under the joint venture agreement.

NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

                                               2001      2000
                                               ----      ----

               Equipment                     $ 4,311    $ 1,200
               Accumulated depreciation       (1,062)      (200)
                                             -------    -------
               Property and equipment, net   $ 3,249    $ 1,000
                                             =======    =======

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:
                                                      2001     2000
                                                     ------   ------
            Unsecured notes payable due on demand
              Interest at 10%                        $7,000   $ --

            Other                                     2,168    2,455
                                                     ------   ------

            Total notes payable                       9,168    2,455
            Less current portion                      9,168    2,455
                                                     ------   ------

            Total long-term debt                     $ --     $ --
                                                     ======   ======


NOTE 5 - PREFERRED STOCK

During the year ended September 30, 2000, the Company had two issues of preferred stock outstanding. From October 1, 1999 through December 17, 1999 the Company had 1,000,000 shares of $1.00 par convertible preferred stock outstanding in connection with a previous joint venture agreement. The shares paid a dividend of $36,000 per year. For the year ended September 30, 2000, the Company paid $9,000 in dividends to the holders of these shares. On January 17, 1999 these shares of preferred stock were converted to 8,850,000 shares of common stock.

On August 28, 2000 the board of directors authorized the issuance of 1,500,000 shares of "Series 2000A" convertible preferred stock with a par value of $.001 per share. Approximately 1,495,000 shares were issued in connection with the settlement of accounts and notes payable. The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders. No dividends were paid during the years ended September 30, 2001 and 2000. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 6 - STOCK BASED COMPENSATION AND STOCK OPTIONS

On August 29, 1996 the Company's Board of Directors approved a director stock option plan whereby 417,964 shares of common stock were reserved for grant to members of the board of directors. The exercise price will be the average stock price during the twenty trading days immediately preceding the grant. No common stock options were granted in connection with this plan during the years ended September 30, 2001 and 2000.

In addition, the Company has stock option plans under which certain key employees may be granted options to purchase shares of Company common stock which are exercisable at market value at the date of grant. Options generally vest immediately and either have no expiration date or expire five years from the date of the grant.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2001. Had compensation for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income would not have changed.

The following is a summary of the status of the Company's stock option plans as of September 30, 2001:

                                        Number     Option Price
                                      of Shares      Per Share
                                     ----------    ------------

            Outstanding at 9/30/99    1,733,333    $ .13 to .19
            Granted                        --             --
            Exercised                (1,733,333)     .13 to .19
            Expired                        --             --
                                     ----------    ------------

            Balance at 9/30/00             --             --
            Granted                        --             --
            Exercised                      --             --
            Expired                        --             --
                                     ----------    ------------

            Balance at 9/30/01             --      $      --
                                     ==========    ============

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 6 - STOCK BASED COMPENSATION AND STOCK OPTIONS (Continued)

During fiscal 1997 certain purchasers of common stock were granted options to purchase one share of common stock for each dollar invested. Such options expire five years from the date of grant and are exercisable at 50% of the market value of the common stock on the day of exercise. In addition, 175,000 options were issued to the selling shareholders of TTA. Such options are exercisable at $1 per share. At September 30, 2001, 451,000 options are outstanding with respect to options granted in connection with certain 1997 common stock sales and to the selling shareholders of TTA. If these options are exercised, the Company does not have sufficient shares authorized.

NOTE 7 - INCOME TAXES

During the year ended September 30, 2000, the Company used prior net operating losses to offset income reported for the fiscal year. The Company realized approximately $301,000 of income, as the result of debts forgiven by various creditors. The taxes associated with this income (approximately $100,700) were partially offset by the current period loss from operations. The remaining balance of approximately $19,800 was offset by prior operating losses. Therefore, the Company has no income tax liability for the years ended September 30, 2001 or 2000.

The Company has a deferred tax asset as the result of temporary differences attributable to the carry forward of prior year net operating losses. The tax asset represents the future taxes that will be offset by reducing future income by the net operating losses. The following schedule shows the balance of the deferred tax asset

                                              2000           2000
                                           -----------    -----------
         Deferred tax assets:
           Net operating loss carryovers   $ 4,872,226    $ 4,847,128
                                           -----------    -----------

         Total gross deferred tax assets     4,872,226      4,847,128

         Less valuation allowance           (4,872,226)    (4,847,128)
                                           -----------    -----------

         Net deferred tax assets           $      --      $      --
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

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2001 and 2000


NOTE 7 - INCOME TAXES (Continued)

At September 30, 2001, the Company has net operating loss carryovers for tax reporting purposes totaling approximately $22,904,000. These carryovers will expire in the following fiscal years:

         Fiscal Year                                     Amount
         -----------                                  ------------

         2004                                         $  1,325,000
         2006                                            1,182,000
         2007                                            7,590,000
         2008                                            3,789,000
         2009                                            5,206,000
         2010                                            3,026,000
         2011                                               92,000
         2012                                              492,000
         2013                                               95,000
         2020                                              107,000
                                                      ------------

                                                      $ 22,904,000
                                                      ============


NOTE 8 - DEBT FORGIVENESS

During the September 30, 2000 fiscal year, management negotiated with its creditors to eliminate outstanding accounts and notes payable. Most accounts payable were forgiven out right, however in some instances management made a small payment or issued stock to settle the obligations. The Company issued stock to satisfy notes payable and the related accrued interest thereon. The excess of the payable over the fair value of the stock issued is reported as debt forgiveness income.

                                               2000
                                             --------

                          Accounts payable   $130,500
                          Notes payable       170,500
                                             --------

                               Total         $301,000
                                             ========

In addition, the Company negotiated settlements of other obligations such as shareholder claims, non-dilutive rights, and stock options in exchange for Series A preferred stock. Using a stock value of ten-cents per share, the cost assigned to settlement of these obligations was approximately $71,400.