Form 10QSB
period 2001-12-31
AGTSPORTS INC
filed 2002-02-14
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2001

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

                            Yes [X ]      No [ ]




As of December 31, 2001, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I             FINANCIAL INFORMATION

         Item 1.   Balance Sheets                                            F-1
                   December 31, 2001 and September 30, 2001

                   Statements of Operations                                  F-2
                   Three Months Ended December 31, 2001 and 2000

                   Statements of Cash Flows                                  F-4
                   Three Months Ended December 31, 2001 and 2000

                   Notes to Financial Statements                             F-6

         Item 2.   Management's Discussion and Analysis                      F-6


Part II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                         F-7

         Item 2.   Changes in Securities                                     F-7

         Item 3.   Default on Senior Securities                              F-7

         Item 4.   Submission of Matters to a Vote of Security Holders       F-7

         Item 5.   Other Information                                         F-7

         Item 6.   Exhibits and Reports on Form 8-K                          F-8


Part III           SIGNATURES                                                F-8


                                           AGTsports, Inc.
                                    (A Development Stage Company)
                                           Balance Sheets


                                               ASSETS
                                                                  (Unaudited)
                                                               December 31, 2001    September 30, 2001
                                                               -----------------    ------------------
Current:

  Cash                                                            $        779         $      1,024
                                                                  ------------         ------------

        Total current assets                                               779                1,024

Property and equipment, net                                              3,298                3,249
                                                                  ------------         ------------

        Total assets                                              $      4,077         $      4,273
                                                                  ============         ============



                               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

Accounts payable                                                  $     19,233         $     20,300
Accrued expenses (approximately 100% payable to related
  parties at December 31, and September 30, 2001)                      170,803              145,227
Notes payable - current                                                  9,086                9,168
                                                                  ------------         ------------

        Total current liabilities                                      199,122              174,695

Notes payable (less current portion)                                      --                   --
                                                                  ------------         ------------

        Total liabilities                                              199,122              174,695

Shareholders' deficit:
  Convertible Preferred stock, $.001 par value;
    1,500,000 shares authorized; 1,498,395
    shares issued and outstanding                                        1,498                1,498
  Convertible Preferred stock, $1.00 par value;
    5,000,000 shares authorized; No
    shares issued and outstanding                                         --                   --
  Common stock, $.001 par value; 50,000,000
    shares authorized; 49,848,919 shares issued
    and outstanding                                                     49,845               49,845
  Treasury stock                                                          --                   --
  Additional paid-in capital                                        24,084,827           24,084,827
  Deficit accumulated during the development stage                 (24,331,215)         (24,306,592)
                                                                  ------------         ------------

        Total shareholders' deficit                                   (195,045)            (170,422)
                                                                  ------------         ------------

        Total liabilities and shareholders' deficit               $      4,077         $      4,273
                                                                  ============         ============


Please read accompanying notes.



                                                    AGTsports, Inc.
                                            (A Development Stage Company)
                                              Statements of Operations


                                                                       (Unaudited)
                                                             Three Months Ended December 31,        January 6, 1986
                                                            ---------------------------------     (Inception) Through
                                                                2001                 2000           December 31, 2001
                                                            ------------         ------------       -----------------

Revenue:
    Territory sales                                         $       --           $       --           $  1,612,009
    Other revenue                                                   --                   --              2,294,425
                                                            ------------         ------------         ------------
                                                                    --                   --              3,906,434
                                                            ------------         ------------         ------------
Expenses:
    Cost of purchased goods for resale                              --                   --                162,378
    Salaries and director compensation                              --                   --              3,421,109
    Professional services (approximately 90% and 93%
      paid to related parties in 2001 and 2000)                   16,699               16,059            4,176,311
    General and administrative                                     7,332               11,412            3,512,194
    Depreciation and amortization                                    328                  164            2,487,993
    Advertising                                                     --                   --                306,112
    Contract services                                               --                   --              4,985,397
    Cost of unsuccessful offering                                   --                   --                 56,860
    Travel and entertainment                                          10                   55              919,111
    Territory reacquisition                                         --                   --              1,465,075
                                                            ------------         ------------         ------------
        Total expenses                                            24,369               27,690           21,492,540
                                                            ------------         ------------         ------------

Preoperative loss                                                (24,369)             (27,690)         (17,586,106)

Other income (expenses):
    Interest income                                                 --                   --                  1,081
    Rent income                                                     --                   --                 14,992
    Interest expense                                                (257)                (105)            (711,296)
    Loss on equity securities                                       --                   --             (8,652,613)
    (Loss) gain on disposal of assets                               --                   --              2,814,846
    Provision for loan loss                                         --                   --               (528,342)
    Equity in loss of joint venture                                 --                   --               (748,650)
    Loss on purchase of subsidiaries                                --                   --               (442,419)
    Settlement of claims                                            --                   --                (71,398)
    Other income                                                    --                   --                 84,565
                                                            ------------         ------------         ------------
        Total other income (expenses), net                          (257)                (105)          (8,239,234)
                                                            ------------         ------------         ------------

Net loss before extraordinary items and
    provision for income taxes                                   (24,626)             (27,795)         (25,825,340)

Provision for income taxes                                          --                   --              1,711,801
                                                            ------------         ------------         ------------
Loss before extraordinary items                                  (24,626)             (27,795)         (27,537,141)

Extraordinary items:
    Income tax benefit realized                                     --                   --              1,812,911
    Debt forgiveness (net of $101,080 in income taxes)              --                   --              1,164,319
    Debt forgiveness - AGT Sports Australia Pty Ltd.                --                   --                339,155
                                                            ------------         ------------         ------------

Net income (loss)                                           $    (24,626)        $    (27,795)        $(24,220,756)
                                                            ============         ============         ============


Please read accompanying notes.



                                   AGTsports, Inc.
                            (A Development Stage Company)
                        Consolidated Statements of Operations


                                                               (Unaudited)
                                                      Three Months Ended December 31,
                                                      -------------------------------
                                                            2001           2000
                                                        -----------    -----------

Basic earnings per share
  Loss per common share before extraordinary items      $    (0.000)   $    (0.001)
  Extraordinary items per common share                         --             --
                                                        -----------    -----------
  Net income (loss) per common share                    $    (0.000)   $    (0.001)
                                                        ===========    ===========

  Weighted-average shares of common stock outstanding    49,848,919     49,848,919
                                                        ===========    ===========

Fully diluted earnings per share
  Loss per common share before extraordinary items      $    (0.000)   $    (0.001)
  Extraordinary items per common share                         --             --
                                                        -----------    -----------
  Net income (loss) per common share                    $    (0.000)   $    (0.001)
                                                        ===========    ===========

  Weighted-average shares of common stock outstanding    49,848,919     49,848,919
                                                        ===========    ===========







Please read accompanying notes.



                                          AGTsports, Inc.
                                   (A Development Stage Company)
                                      Statements of Cash Flows


                                                                (Unaudited)           Period from
                                                             Three Months Ended      January 6, 1986
                                                                December 31,         (Inception) to
                                                         --------------------------     December
                                                            2001           2000           2001
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities            214        (13,436)    (4,998,443)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of capital - limited partnership                     --             --          500,000
    Receipts from notes receivable                              --             --           80,772
    Loans made                                                  --             --         (237,328)
    Purchase of assets                                          (377)        (3,111)      (364,462)
    Purchase of stock in affiliate                              --             --          (10,000)
    Proceeds from sale of investments                           --             --          277,739
    Proceeds from insurance settlement                          --             --           17,749
                                                         -----------    -----------    -----------
  Net cash provided by (used in) investing activities           (377)        (3,111)       264,470
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of common stock options          --             --           54,363
    Proceeds from issuance of common stock                      --             --        3,038,189
    Payments on capital lease financing                         --             --          (20,976)
    Principal payments on notes payable                         --             --         (138,106)
    Advances from affiliates                                    --             --        1,421,542
    Payments to affiliates                                      --             --         (509,317)
    Advances on line of credit (net)                             (82)          --          157,523
    Preferred stock dividends paid in cash                      --             --           (6,000)
    Advances on notes payable                                   --             --          737,534
                                                         -----------    -----------    -----------
  Net cash provided by (used in) financing activities            (82)          --        4,734,752
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                          $      (245)   $   (16,547)   $       779
Cash at beginning of year                                      1,024         16,547           --
                                                         -----------    -----------    -----------
Cash at end of year                                      $       779    $      --      $       779
                                                         ===========    ===========    ===========





Please read accompanying notes.                                                                                F-4



                                        AGTsports, Inc.
                                 (A Development Stage Company)
                                   Statements of Cash Flows

                                                                (Unaudited)       Period from
                                                             Three Months Ended  January 6, 1986
                                                                December 31,     (Inception) to
                                                            --------------------    December
                                                              2001       2000         2001
                                                            --------   ---------   -----------

Noncash financing and investing activities:
Common stock issued in connection with the
  settlement of certain accrued liabilities                 $   --     $    --     $   175,106
                                                            ========   =========   ===========
Common stock issued in connection with the settlement
  of notes payable                                          $   --     $    --     $ 1,631,506
                                                            ========   =========   ===========
Common stock issued in connection with the settlement
  of accounts payable                                       $   --     $    --     $    61,487
                                                            ========   =========   ===========
Common stock issued in connection with the settlement
  of certain accrued interest                               $   --     $    --     $   164,638
                                                            ========   =========   ===========
Preferred stock issued in connection with settlement
  of notes payable                                          $   --     $    --     $    12,175
                                                            ========   =========   ===========
Preferred stock issued in connection with settlement
  of accounts payable                                       $   --     $    --     $     2,050
                                                            ========   =========   ===========
Preferred stock issued in connection with settlement
  of accrued interest                                       $   --     $    --     $    71,356
                                                            ========   =========   ===========
Accrued dividends converted to note payable                 $   --     $    --     $    87,000
                                                            ========   =========   ===========
$1 Par preferred stock converted to common stock            $   --     $ 999,000   $   999,000
                                                            ========   =========   ===========
Preferred stock dividends included in accounts payable      $   --     $   9,000   $    45,000
                                                            ========   =========   ===========
Assets acquired and liabilities assumed in connection
  with purchase of Tea Times of America, Inc.

  Notes payable                                             $   --     $    --     $   218,500
                                                            ========   =========   ===========
Accrued liabilities                                         $   --     $    --     $    35,320
                                                            ========   =========   ===========
Accounts receivable                                         $   --     $    --     $     5,771
                                                            ========   =========   ===========
Goodwill                                                    $   --     $    --     $    28,682
                                                            ========   =========   ===========
Common stock retired in connection with termination
  of VAST joint venture                                     $   --     $    --     $   119,350
                                                            ========   =========   ===========
Common stock issued in connection with acquisitions         $   --     $    --     $   174,880
                                                            ========   =========   ===========
Common stock issued in connection with the purchase
  of royalty rights                                         $   --     $    --     $   125,000
                                                            ========   =========   ===========
Marketable securities received as contribution to capital   $   --     $    --     $   152,000
                                                            ========   =========   ===========
Marketable securities contributed to capital                $   --     $    --     $  (152,000)
                                                            ========   =========   ===========
Additional paid in capital received                         $   --     $    --     $ 5,314,678
                                                            ========   =========   ===========
Additional paid in capital contributed                      $   --     $    --     $(5,314,678)
                                                            ========   =========   ===========
Transfer assets to limited partnership and termination
  pursuant to agreement                                     $   --     $    --     $      --
                                                            ========   =========   ===========
Issuance of common stock in exchange for investment
  in joint venture                                          $   --     $    --     $   868,000
                                                            ========   =========   ===========
Issuance of common stock in exchange for liability to
  issue common stock                                        $   --     $    --     $ 3,187,349
                                                            ========   =========   ===========
Loan assumed by shareholder                                 $   --     $    --     $    70,000
                                                            ========   =========   ===========


Supplemental information:

Interest paid                                               $      80   $    105
                                                            =========   ========
Taxes paid                                                  $    --     $   --
                                                            =========   ========


Please read accompanying notes.

                                              F-5

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2001


NOTE 1 - MANAGEMENT REPRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended September 30, 2001.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $24,626 and $27,795 for the three months ended December 31, 2001 and 2000, respectively. At December 31, and September 30, 2001, the Company has a net working capital deficit of $198,343 and $173,671, respectively, and a shareholders' deficit of $195,045 and $170,422, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended December 31, 2001, there were no changes in the securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2000, the Company had no current business operations. The Company has experienced operating expenses of $24,626 for the three-month period ending December 31, 2001 and 27,795 for the same period in 2000. The revenues for the period were none in 2001 or 2000. For the three months ended December 31, 2001 the Company reported a net loss of $24,626. Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $779 in cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended December 31, 2001, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information

As of December 31, 2001, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

                                            AGTsports, Inc.

Dated:  December 31, 2001                   By:  /s/  Cory J. Coppage
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  December 31, 2001                   By:  /s/  Cory J. Coppage
                                            President