Form 10QSB
period 2002-03-31
AGTSPORTS INC
filed 2002-05-15
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 2002

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

                                  Yes [X ] No [ ]




As of March 31, 2002, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I                     FINANCIAL INFORMATION

         Item 1.           Balance Sheets                                   F-1
                           March 31, 2002 and September 30, 2001

                           Statements of Operations                         F-2
                           Three Months Ended March 31, 2002 and 2001

                           Statements of Cash Flows                         F-4
                           Three Months Ended March 31, 2002 and 2001

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

         Item 5.           Other Information                                F-7

         Item 6.           Exhibits and Reports on Form 8-K                 F-8


Part III                   SIGNATURES                                       F-8


                                            AGTsports, Inc.
                                      (A Development Stage Company)
                                           Balance Sheets


                                               ASSETS
                                                               (Unaudited)
                                                              March 31, 2002          September 30, 2001
                                                              --------------          ------------------
Current:

Cash                                                           $         28              $      1,024
                                                               ------------              ------------

     Total current assets                                                28                     1,024

Property and equipment, net                                           2,932                     3,249
                                                               ------------              ------------

     Total assets                                              $      2,960              $      4,273
                                                               ============              ============


                             LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

Accounts payable                                               $     30,960              $     20,297
Accrued expenses (approximately 99% payable to related
  parties at March 31, 2002 and September 30, 2001)                 188,945                   145,227
Notes payable - current                                              18,851                     9,168
                                                               ------------              ------------

     Total current liabilities                                      238,756                   174,692

Notes payable (less current portion)                                   --                        --
                                                               ------------              ------------

     Total liabilities                                              238,756                   174,692

Shareholders' deficit:
 Convertible Preferred stock, $.001 par value;
  1,500,000 shares authorized; 1,498,395
  shares issued and outstanding                                       1,498                     1,498
 Convertible Preferred stock, $1.00 par value;
  5,000,000 shares authorized; No
  shares issued and outstanding                                        --                        --
 Common stock, $.001 par value; 50,000,000
  shares authorized; 49,848,919 shares issued
  and outstanding                                                    49,849                    49,849
Treasury stock                                                         --                        --
Additional paid-in capital                                       24,084,823                24,084,823
Deficit accumulated during the development stage                (24,371,966)              (24,306,589)
                                                               ------------              ------------

     Total shareholders' deficit                                   (235,796)                 (170,419)
                                                               ------------              ------------

     Total liabilities and shareholders' deficit               $      2,960              $      4,273
                                                               ============              ============


Plase read accompanying notes.                                                                    F-1



                                                             AGTsports, Inc.
                                                      (A Development Stage Company)
                                                         Statements of Operations

                                                               (Unaudited)                  (Unaudited)              January 6, 1986
                                                      Three Months Ended March 31,     Six Months Ended March 31,      (Inception)
                                                      -----------------------------    ----------------------------      Through
                                                           2002            2001            2002            2001       March 31, 2002
                                                       ------------    ------------    ------------    ------------  ---------------
Revenue:
   Territory sales                                     $       --      $       --      $       --      $       --      $  1,612,009
   Other revenue                                               --              --              --              --         2,294,425
                                                       ------------    ------------    ------------    ------------    ------------
                                                               --              --              --              --         3,906,434
                                                       ------------    ------------    ------------    ------------    ------------
Expenses:
   Cost of purchased goods for resale                          --              --              --              --           162,378
   Salaries and director compensation                          --              --              --              --         3,421,109
   Professional services (approximately 75% and 93%
    paid to related parties in 2002 and 2001)                27,714          19,741          44,413          35,800       4,204,025
   General and administrative                                12,100           7,224          19,432          18,636       3,524,294
   Depreciation and amortization                                366             267             694             431       2,488,359
   Advertising                                                 --              --              --              --           306,112
   Contract services                                           --              --              --              --         4,985,397
   Cost of unsuccessful offering                               --              --              --              --            56,860
   Travel and entertainment                                     278            --               288              55         919,389
   Territory reacquisition                                     --              --              --              --         1,465,075
                                                       ------------    ------------    ------------    ------------    ------------
       Total expenses                                        40,458          27,232          64,827          54,922      21,532,998
                                                       ------------    ------------    ------------    ------------    ------------

Preoperative loss                                           (40,458)        (27,232)        (64,827)        (54,922)    (17,626,564)

Other income (expenses):
    Interest income                                            --              --              --              --             1,081
    Rent income                                                --              --              --              --            14,992
    Interest expense                                           (294)           (103)           (550)           (208)       (711,589)
    Loss on equity securities                                  --              --              --              --        (8,652,613)
    (Loss) gain on disposal of assets                          --              --              --              --         2,814,846
    Provision for loan loss                                    --              --              --              --          (528,342)
    Equity in loss of joint venture                            --              --              --              --          (748,650)
    Loss on purchase of subsidiaries                           --              --              --              --          (442,419)
    Settlement of claims                                       --              --              --              --           (71,398)
    Other income                                               --              --              --              --            84,565
                                                       ------------    ------------    ------------    ------------    ------------
       Total other income (expenses), net                      (294)           (103)           (550)           (208)     (8,239,527)
                                                       ------------    ------------    ------------    ------------    ------------

Net loss before extraordinary items and
    provision for income taxes                              (40,752)        (27,335)        (65,377)        (55,130)    (25,866,091)

Provision for income taxes                                     --              --              --              --             --
                                                       ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                             (40,752)        (27,335)        (65,377)        (55,130)    (25,866,091)

Extraordinary items:
    Debt forgiveness                                           --              --              --              --         1,265,429
    Debt forgiveness - AGT Sports Australia Pty Ltd.           --              --              --              --           339,155
                                                       ------------    ------------    ------------    ------------    ------------

Net income (loss)                                      $    (40,752)   $    (27,335)   $    (65,377)   $    (55,130)   $(24,261,507)
                                                       ============    ============    ============    ============    ============



Please read accompanying notes.                                                                                                  F-2






                                                        AGTsports, Inc.
                                                (A Development Stage Company)
                                            Consolidated Statements of Operations


                                                                       (Unaudited)                            (Unaudited)
                                                              Three Months Ended March 31,            Six Months Ended March 31,
                                                           -----------------------------------   -----------------------------------
                                                                  2002              2001               2002                2001
                                                           ----------------   ----------------   ---------------    ----------------

Basic earnings per share
    Loss per common share before extraordinary items       $        (0.001)   $        (0.001)   $        (0.001)   $        (0.001)
    Extraordinary items per common share                              --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------
    Net income (loss) per common share                     $        (0.001)   $        (0.001)   $        (0.001)   $        (0.001)
                                                           ===============    ===============    ===============    ===============

    Weighted-average shares of common stock outstanding         49,848,919         49,848,919         49,848,919         49,848,919
                                                           ===============    ===============    ===============    ===============

Fully diluted earnings per share
    Loss per common share before extraordinary items       $        (0.001)   $        (0.001)   $        (0.001)   $        (0.001)
    Extraordinary items per common share                              --                 --                 --                 --
                                                           ---------------    ---------------    ---------------    ---------------
    Net income (loss) per common share                     $        (0.001)   $        (0.001)   $        (0.001)   $        (0.001)
                                                           ===============    ===============    ===============    ===============

    Weighted-average shares of common stock outstanding         49,848,919         49,848,919         49,848,919         49,848,919
                                                           ===============    ===============    ===============    ===============










Please read accompanying notes.                                                                                                F-3



                                                        AGTsports, Inc.
                                                 (A Development Stage Company)
                                                    Statements of Cash Flows



                                                                                                        Period from
                                                                        (Unaudited)                   January 6, 1986
                                                                      Six Months Ended                (Inception) to
                                                                          March 31,                        March
                                                               --------------------------------       ---------------
                                                                   2002                2001                 2002
                                                               -----------          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net cash provided by (used in) operating activities               (10,302)                  28          (5,008,959)
                                                               -----------          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Return of capital - limited partnership                            --                   --               500,000
   Receipts from notes receivable                                     --                   --                80,772
   Loans made                                                         --                   --              (237,328)
   Purchase of assets                                                 (377)                --              (364,462)
   Purchase of stock in affiliate                                     --                   --               (10,000)
   Proceeds from sale of investments                                  --                   --               277,739
   Proceeds from insurance settlement                                 --                   --                17,749
                                                               -----------          -----------         -----------
 Net cash provided by (used in) investing activities                  (377)                --               264,470
                                                               -----------          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from the exercise of common stock options                 --                   --                54,363
   Proceeds from issuance of common stock                             --                   --             3,038,189
   Payments on capital lease financing                                --                   --               (20,976)
   Principal payments on notes payable                                --                   --              (138,106)
   Advances from affiliates                                           --                   --             1,421,542
   Payments to affiliates                                             --                   --              (509,317)
   Advances on line of credit (net)                                   (317)                --               157,288
   Preferred stock dividends paid in cash                             --                   --                (6,000)
   Advances on notes payable                                        10,000                 --               747,534
                                                               -----------          -----------         -----------
 Net cash provided by (used in) financing activities                 9,683                 --             4,744,517
                                                               -----------          -----------         -----------

Net increase (decrease) in cash                                $      (996)         $        28         $        28
Cash at beginning of year                                            1,024                 --                  --
                                                               -----------          -----------         -----------

Cash at end of year                                            $        28          $        28         $        28
                                                               ===========          ===========         ===========









Please read accompanying notes.                                                                                  F-4




                                                     AGTsports, Inc.
                                              (A Development Stage Company)
                                                Statements of Cash Flows
                                                                                                      Period from
                                                                          (Unaudited)               January 6, 1986
                                                                       Three Months Ended           (Inception) to
                                                                           March 31,                    March
                                                                -----------------------------       ---------------
                                                                    2002              2001              2002
                                                                ----------        -----------        -----------
Noncash financing and investing activities:
Common stock issued in connection with the
  settlement of certain accrued liabilities                     $    --           $    --            $   175,106
                                                                ==========        ===========        ===========
  Common stock issued in connection with the settlement
   of notes payable                                             $    --           $    --            $ 1,631,506
                                                                ==========        ===========        ===========
  Common stock issued in connection with the settlement
   of accounts payable                                          $    --           $    --            $    61,487
                                                                ==========        ===========        ===========
  Common stock issued in connection with the settlement
   of certain accrued interest                                  $    --           $    --            $   164,638
                                                                ==========        ===========        ===========
  Preferred stock issued in connection with settlement
   of notes payable                                             $    --           $    --            $    12,175
                                                                ==========        ===========        ===========
  Preferred stock issued in connection with settlement
   of accounts payable                                          $    --           $    --            $     2,050
                                                                ==========        ===========        ===========
  Preferred stock issued in connection with settlement
   of accrued interest                                          $    --           $    --            $    71,356
                                                                ==========        ===========        ===========
  Accrued dividends converted to note payable                   $    --           $    --            $    87,000
                                                                ==========        ===========        ===========
  $1 Par preferred stock converted to common stock              $    --           $    --            $   999,000
                                                                ==========        ===========        ===========
  Preferred stock dividends included in accounts payable        $    --           $    --            $    45,000
                                                                ==========        ===========        ===========
  Assets acquired and liabilities assumed
   in connection with purchase of Tea Times
   of America, Inc.
   Notes payable                                                $    --           $    --            $   218,500
                                                                ==========        ===========        ===========
  Accrued liabilities                                           $    --           $    --            $    35,320
                                                                ==========        ===========        ===========
  Accounts receivable                                           $    --           $    --            $     5,771
                                                                ==========        ===========        ===========
  Goodwill                                                      $    --           $    --            $    28,682
                                                                ==========        ===========        ===========
  Common stock retired in connection with termination
   of VAST joint venture                                        $    --           $    --            $   119,350
                                                                ==========        ===========        ===========
  Common stock issued in connection with acquisitions           $    --           $    --            $   174,880
                                                                ==========        ===========        ===========
  Common stock issued in connection with the purchase
   of royalty rights                                            $    --           $    --            $   125,000
                                                                ==========        ===========        ===========
  Marketable securities received as contribution to capital     $    --           $    --            $   152,000
                                                                ==========        ===========        ===========
  Marketable securities contributed to capital                  $    --           $    --            $  (152,000)
                                                                ==========        ===========        ===========
  Additional paid in capital received                           $    --           $    --            $ 5,314,678
                                                                ==========        ===========        ===========
  Additional paid in capital contributed                        $    --           $    --            $(5,314,678)
                                                                ==========        ===========        ===========
  Transfer assets to limited partnership and
   termination pursuant to agreement                            $    --           $    --            $    --
                                                                ==========        ===========        ===========
  Issuance of common stock in exchange for
   investment in joint venture                                  $    --           $    --            $   868,000
                                                                ==========        ===========        ===========
  Issuance of common stock in exchange for
   liability to issue common stock                              $    --           $    --            $ 3,187,349
                                                                ==========        ===========        ===========
  Loan assumed by shareholder                                   $    --           $    --            $    70,000
                                                                ==========        ===========        ===========
Supplemental information:
  Interest paid                                                 $       152        $       103
                                                                ===========        ===========
  Taxes paid                                                    $    --            $      --
                                                                ===========        ===========

Please read accompanying notes.                                                                           F-5



                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2002


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $65,377 and $55,130 for the six months ended March 31, 2002 and 2001, respectively. At March 31, 2002 and September 30, 2001, the Company has a net working capital deficit of $238,728 and $173,668, respectively, and a shareholders' deficit of $235,796 and $170,419, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended March 31, 2002, there were no changes in the securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2001, the Company had no current business operations. The Company has experienced operating expenses of $40,752 for the three-month period ending March 31, 2002 and $27,335 for the same period in 2001. The revenues for the period were none in 2002 or 2001. For the three months ended March 31, 2002 the Company reported a net loss of $40,752. Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $28 in cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended March 31, 2002, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information

As of March 31, 2002, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

ITEM 6. Exhibits and Reports on Form 8-K

     (a) Reports on Form 8-K

          (i) Report on Form 8-K, dated February 8, 2002, containing AGTsports, Inc. letter of intent to acquire all of the issued and outstanding shares of Plenum Wireless, Inc., a private, development stage wireless mobile computing and communications products business based in Georgetown, Texas.

          (ii) Report on Form 8-K, dated March 8, 2002, containing AGTsports, Inc progress report on the proposed acquisition of Plenum Wireless, Inc. The progress report announced a special shareholder meeting subject to the proposed acquisition during the second quarter of 2002.

          (iii)Report on Form 8-K, dated March 21, 2002, containing AGTsports, Inc. announcement of the termination of the letter of intent and proposed acquisition of Plenum Wireless, Inc. ("Plenum") On March 21, 2002 the Company received written notice from Plenum of its decision to immediately terminate and not proceed further with the acquisition in accordance with the February 8, 2002 binding letter of intent.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AGTsports, Inc.

Dated:  March 31, 2002                      By:  /s/  Cory J. Coppage
                                                 -------------------------------
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2002                      By:  /s/  Cory J. Coppage
                                                 -------------------------------
                                                          President