Form 10QSB
period 2002-06-30
AGTSPORTS INC
filed 2002-08-16
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending June 30, 2002

                         Commission File Number 0-16447


                                 AGTsports, Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                              84-1022287
 ----------------------                               -------------------------
(State of incorporation)                             (I.R.S. Employer ID Number)


                  7255 E. Quincy Avenue, Suite 550, Denver, CO  80237
                     --------------------------------------    --------
                    (Address of principal executive offices)  (Zip code)


                                 (303) 437-9434
               --------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X ] No [ ]


As of June 30, 2002, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I                     FINANCIAL INFORMATION

         Item 1.           Balance Sheets                                 F-1
                           June 30, 2002 and September 30, 2001

                           Statements of Operations                       F-2
                           Nine Months Ended June 30, 2002 and 2001

                           Statements of Cash Flows                       F-4
                           Nine Months Ended June 30, 2002 and 2001

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

         Item 5.           Other Information                              F-7

         Item 6.           Exhibits and Reports on Form 8-K               F-8


Part III                   SIGNATURES                                     F-8


                                  AGTsports, Inc.
                           (A Development Stage Company)
                                  Balance Sheets



                                      ASSETS


                                                      (Unaudited)
                                                        June 30,     September 30,
                                                         2002            2001
                                                     ------------    ------------

Current:

Cash                                                 $       --      $      1,024
                                                     ------------    ------------
     Total current assets                                    --             1,024

Property and equipment, net                                 2,565           3,249

     Total assets                                    $      2,565    $      4,273
                                                     ============    ============



                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

Accounts payable                                     $     32,337    $     20,297
Accrued expenses (100% payable to related
  parties at June 30, 2002 and September 30, 2001)        209,197         145,227
Notes payable - current                                    32,300           9,168
                                                     ------------    ------------

     Total current liabilities                            273,834         174,692

Notes payable (less current portion)                         --              --
                                                     ------------    ------------
     Total liabilities                                    273,834         174,692

Shareholders' deficit:
Convertible Preferred stock, $.001 par value;
  1,500,000 shares authorized; 1,498,395
  shares issued and outstanding                             1,498           1,498
Convertible Preferred stock, $1.00 par value;
  5,000,000 shares authorized; No
  shares issued and outstanding                              --              --
Common stock, $.001 par value; 50,000,000
  shares authorized; 49,848,919 shares issued
  and outstanding                                          49,849          49,849
Treasury stock                                               --              --
Additional paid-in capital                             24,084,823      24,084,823
Deficit accumulated during the development stage      (24,407,439)    (24,306,589)
                                                     ------------    ------------

     Total shareholders' deficit                         (271,269)       (170,419)
                                                     ------------    ------------

     Total liabilities and shareholders' deficit     $      2,565    $      4,273
                                                     ============    ============


Please read accompanying notes.                                                F1




                                                        AGTsports, Inc.
                                                 (A Development Stage Company)
                                                   Statements of Operations



                                                         (Unaudited)                    (Unaudited)           January 6, 1986
                                                 Three Months Ended June 30,     Nine Months Ended June 30,      (Inception)
                                                ----------------------------    ----------------------------       Through
                                                    2002            2001           2002            2001         June 30, 2002
                                                ------------    ------------    ------------    ------------    ------------

Revenue:
     Territory sales                            $       --      $       --      $       --      $       --      $  1,612,009
     Other revenue                                      --              --              --              --         2,294,425
                                                ------------    ------------    ------------    ------------    ------------
                                                        --              --              --              --         3,906,434
                                                ------------    ------------    ------------    ------------    ------------
Expenses:
     Cost of purchased goods for resale                 --              --              --              --           162,378
     Salaries and director compensation                 --              --              --              --         3,421,109
     Professional services (approximately 69%
        and 57% paid to related parties in
        2002 and 2001)                                21,062          16,420          65,475          52,220       4,225,087
     General and administrative                       13,112           7,680          32,543          26,314       3,537,405
     Depreciation and amortization                       366             216           1,060             647       2,488,725
     Advertising                                        --              --              --              --           306,112
     Contract services                                  --              --              --              --         4,985,397
     Cost of unsuccessful offering                      --              --              --              --            56,860
     Travel and entertainment                            120              69             408             124         919,509
     Territory reacquisition                            --              --              --              --         1,465,075
                                                ------------    ------------    ------------    ------------    ------------
          Total expenses                              34,660          24,385          99,486          79,305      21,567,657
                                                ------------    ------------    ------------    ------------    ------------

Preoperative loss                                    (34,660)        (24,385)        (99,486)        (79,305)    (17,661,223)

Other income (expenses):
     Interest income                                    --              --              --              --             1,081
     Rent income                                        --              --              --              --            14,992
     Interest expense                                   (814)           (103)         (1,364)           (311)       (712,403)
     Loss on equity securities                          --              --              --              --        (8,652,613)
     (Loss) gain on disposal of assets                  --              --              --              --         2,814,846
     Provision for loan loss                            --              --              --              --          (528,342)
     Equity in loss of joint venture                    --              --              --              --          (748,650)
     Loss on purchase of subsidiaries                   --              --              --              --          (442,419)
     Settlement of claims                               --              --              --              --           (71,398)
     Other income                                       --              --              --              --            84,565
                                                ------------    ------------    ------------    ------------    ------------
          Total other income (expenses), net            (814)           (103)         (1,364)           (311)     (8,240,341)
                                                ------------    ------------    ------------    ------------    ------------

Net loss before extraordinary items and
     provision for income taxes                      (35,474)        (24,488)       (100,850)        (79,616)    (25,901,564)

Provision for income taxes                              --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                      (35,474)        (24,488)       (100,850)        (79,616)    (25,901,564)

Extraordinary items:
     Debt forgiveness                                   --              --              --              --         1,265,429
     Debt forgiveness  AGT Sports Australia
        Pty Ltd.                                        --              --              --              --           339,155
                                                ------------    ------------    ------------    ------------    ------------

Net income (loss)                               $    (35,474)   $    (24,488)   $   (100,850)   $    (79,616)   $(24,296,980)
                                                ============    ============    ============    ============    ============


Please read accompanying notes.                                                                                            F2


                                                        AGTsports, Inc.
                                                 (A Development Stage Company)
                                             Consolidated Statements of Operations



                                                                    (Unaudited)                          (Unaudited)
                                                            Three Months Ended June 30,           Nine Months Ended June 30,
                                                        ----------------------------------    ----------------------------------
                                                              2002               2001               2002               2001
                                                        ---------------    ---------------    ---------------    ---------------
Basic earnings per share
  Loss per common share before extraordinary items      $        (0.001)   $        (0.000)   $        (0.002)   $        (0.002)
  Extraordinary items per common share                             --                 --                 --                 --
                                                        ---------------    ---------------    ---------------    ---------------
  Net income (loss) per common share                    $        (0.001)   $        (0.000)   $        (0.002)   $        (0.002)
                                                        ===============    ===============    ===============    ===============

  Weightedaverage shares of common stock outstanding         49,848,919         49,848,919         49,848,919         49,848,919
                                                        ===============    ===============    ===============    ===============

Fully diluted earnings per share
  Loss per common share before extraordinary items      $        (0.001)   $        (0.000)   $        (0.002)   $        (0.002)
  Extraordinary items per common share                             --                 --                 --                 --
                                                        ---------------    ---------------    ---------------    ---------------
  Net income (loss) per common share                    $        (0.001)   $        (0.000)   $        (0.002)   $        (0.002)
                                                        ===============    ===============    ===============    ===============

  Weightedaverage shares of common stock outstanading        49,848,919         49,848,919         49,848,919         49,848,919
                                                        ===============    ===============    ===============    ===============


Please read accompanying notes.                                                                                             F3



                                            AGTsports, Inc.
                                     (A Development Stage Company)
                                       Statements of Cash Flows



                                                                                             Period from
                                                                    (Unaudited)            January 6, 1986
                                                                 Nine Months Ended          (Inception) to
                                                                     June 30,                    June
                                                          ------------------------------    -------------
                                                               2002             2001             2002
                                                          -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net cash provided by (used in) operating activities           (23,279)         (21,085)      (5,021,936)
                                                          -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of capital - limited partnership                       --               --            500,000
     Receipts from notes receivable                                --               --             80,772
     Loans made                                                    --               --           (237,328)
     Purchase of assets                                            (377)          (3,111)        (364,462)
     Purchase of stock in affiliate                                --               --            (10,000)
     Proceeds from sale of investments                             --               --            277,739
     Proceeds from insurance settlement                            --               --             17,749
                                                          -------------    -------------    -------------
  Net cash provided by (used in) investing activities              (377)          (3,111)         264,470
                                                          -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of common stock options            --               --             54,363
     Proceeds from issuance of common stock                        --               --          3,038,189
     Payments on capital lease financing                           --               --            (20,976)
     Principal payments on notes payable                           --               --           (138,106)
     Advances from affiliates                                      --               --          1,421,542
     Payments to affiliates                                        --               --           (509,317)
     Advances on line of credit (net)                              (368)            (343)         157,237
     Preferred stock dividends paid in cash                        --               --             (6,000)
     Advances on notes payable                                   23,000           10,250          760,534
                                                          -------------    -------------    -------------
  Net cash provided by (used in) financing activities            22,632            9,907        4,757,466
                                                          -------------    -------------    -------------

Net increase (decrease) in cash                           $      (1,024)   $     (14,289)   $        --
Cash at beginning of year                                         1,024           16,547             --
                                                          -------------    -------------    -------------
Cash at end of year                                       $ 000,000,000    $       2,258    $        --
                                                          =============    =============    =============


Please read accompanying notes.                                                                       F-4

                                                 AGTsports, Inc.
                                          (A Development Stage Company)
                                            Statements of Cash Flows

                                                                                                  Period from
                                                                        (Unaudited)              January 6, 1986
                                                                     Nine Months Ended            (Inception) to
                                                                          June 30,                    June
                                                               -------------------------------   ---------------
                                                                    2002             2001             2002
                                                               --------------   --------------   --------------
Noncash financing and investing activities:
Common stock issued in connection with the
  settlement of certain accrued liabilities                    $         --     $         --     $      175,106
                                                               ==============   ==============   ==============
  Common stock issued in connection with the settlement
    of notes payable                                           $         --     $         --     $    1,631,506
                                                               ==============   ==============   ==============
  Common stock issued in connection with the settlement
    of accounts payable                                        $         --     $         --     $       61,487
                                                               ==============   ==============   ==============
  Common stock issued in connection with the settlement
    of certain accrued interest                                $         --     $         --     $      164,638
                                                               ==============   ==============   ==============
  Preferred stock issued in connection with settlement
    of notes payable                                           $         --     $         --     $       12,175
                                                               ==============   ==============   ==============
  Preferred stock issued in connection with settlement
    of accounts payable                                        $         --     $         --     $        2,050
                                                               ==============   ==============   ==============
  Preferred stock issued in connection with settlement
    of accrued interest                                        $         --     $         --     $       71,356
                                                               ==============   ==============   ==============
  Accrued dividends converted to note payable                  $         --     $         --     $       87,000
                                                               ==============   ==============   ==============
  $1 Par preferred stock converted to common stock             $         --     $         --     $      999,000
                                                               ==============   ==============   ==============
  Preferred stock dividends included in accounts payable       $         --     $         --     $       45,000
                                                               ==============   ==============   ==============
  Assets acquired and liabilities assumed in connection with purchase of Tea Times of America, Inc.
  Notes payable                                                $         --     $         --     $      218,500
                                                               ==============   ==============   ==============
  Accrued liabilities                                          $         --     $         --     $       35,320
                                                               ==============   ==============   ==============
  Accounts receivable                                          $         --     $         --     $        5,771
                                                               ==============   ==============   ==============
  Goodwill                                                     $         --     $         --     $       28,682
                                                               ==============   ==============   ==============
  Common stock retired in connection with termination
    of VAST joint venture                                      $         --     $         --     $      119,350
                                                               ==============   ==============   ==============
  Common stock issued in connection with acquisitions          $         --     $         --     $      174,880
                                                               ==============   ==============   ==============
  Common stock issued in connection with the purchase
    of royalty rights                                          $         --     $         --     $      125,000
                                                               ==============   ==============   ==============
  Marketable securities received as contribution to capital    $         --     $         --     $      152,000
                                                               ==============   ==============   ==============
  Marketable securities contributed to capital                 $         --     $         --     $     (152,000)
                                                               ==============   ==============   ==============
  Additional paid in capital received                          $         --     $         --     $    5,314,678
                                                               ==============   ==============   ==============
  Additional paid in capital contributed                       $         --     $         --     $   (5,314,678)
                                                               ==============   ==============   ==============
  Transfer assets to limited partnership and termination
    pursuant to agreement                                      $         --     $         --     $         --
                                                               ==============   ==============   ==============
  Issuance of common stock in exchange for investment
    in joint venture                                           $         --     $         --     $      868,000
                                                               ==============   ==============   ==============
  Issuance of common stock in exchange for liability to
    issue common stock                                         $         --     $         --     $    3,187,349
                                                               ==============   ==============   ==============
  Loan assumed by shareholder                                  $         --     $         --     $       70,000
                                                               ==============   ==============   ==============

  Supplemental information:

  Interest paid                                                $          213   $          206
                                                               ==============   ==============
  Taxes paid                                                   $         --     $         --
                                                               ==============   ==============

  Please read accompanying notes.                                                                           F-5

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $100,850 and $79,616 for the nine months ended June 30, 2002 and 2001, respectively. At June 30, 2002 and September 30, 2001, the Company has a net working capital deficit of $273,834 and $173,668, respectively, and a shareholders' deficit of $271,269 and $170,419, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended June 30, 2002, there were no changes in the securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2002, the Company had no current business operations. The Company has experienced operating expenses of $99,486 for the nine-month period ending June 30, 2002 and $79,305 for the same period in 2001. The revenues for the period were none in 2002 or 2001. For the three months ended June 30, 2002 the Company reported a net loss of $35,474. Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $0 in cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended June 30, 2002, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information

As of June 30, 2002, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

                                 AGTsports, Inc.

Dated:  June 30, 2002                       By:  /s/  Cory J. Coppage
                                               --------------------------------
                                                      Cory J. Coppage
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 30, 2002                       By:  /s/  Cory J. Coppage
                                               --------------------------------
                                                      Cory J. Coppage
                                                      President