Form 10KSB
period 2002-09-30
AGTSPORTS INC
filed 2003-01-14
CIK 791118

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ending September 30, 2002
                         Commission File Number 0-21914

                                 AGTsports, Inc.
                                 ---------------
               (Exact name of Issuer as specified in its charter)

              Colorado                               84-1022287
              --------                               ----------
     (State of incorporation)          (I.R.S. Employer Identification No.)

            7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237
            --------------------------------------------------------
               (Address of principle executive offices) (Zip Code)

                                 (303) 437-9434
                                 --------------
                 (Issuer's telephone number including area code)

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

     The aggregate market value of the voting stock of the Issuer held by non-affiliates as computed by reference to the prices at which the stock was sold and the average of the bid and ask prices of such stock within the prior sixty days as of September 30, 2002, was $391,220. A total of 48,902,589 shares were owned by non-affiliates as of September 30, 2002.

     The number of shares of Common Stock, $.001 par value, outstanding on September 30, 2002 was 49,848,919 shares. Transitional Small Business Disclosure (check one): Yes ( ) No ( X )

                       Documents Incorporated by Reference
                                      None.

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



SIGNATURES


FINANCIAL STATEMENTS AND SCHEDULES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     AGTsports, Inc. (the "Company") is an early development stage company first incorporated in Colorado on January 6, 1986 as American Merger Control, an investment holding company designed to invest in all types of assets, businesses and/or properties. From September 30, 1991 to September 30, 1998, the Company was engaged in efforts to develop technology products and services for golf and sports applications. The Company was unable to successfully bring its technology products to market and discontinued its former business plan in fiscal 1998.

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

Business of the Issuer

     The Company's Articles of Incorporation, as amended, entitle it to transact any lawful business for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to search for and enter into new business opportunities. The Company can provide no assurances this will occur.

     The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. In order to comply with these various limitations, management does not intend to undertake any efforts to sell any additional securities of the Company, either debt or equity, or to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan described herein.

     The Company's purpose is to seek, investigate, and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms seeking the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). The Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources (See "Financial Statements"). This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to develop a new product or service, to expand into new products or markets, or for other corporate purposes. The Company may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries. The Company anticipates that the selection of a business opportunity

     Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes there are a number of firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially available business opportunities may occur in different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     The Company has, and will continue to have no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes that the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity including the costs of preparing forms 8-K, 10Q, or agreements and related reports and documents. The Exchange Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the Exchange Act.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, the officers and directors of the Company. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the business opportunity as part of their investigation.

     To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction. Management of the Company, while not especially experienced in matters relating to the new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of the Company's shareholders, in accomplishing the business purposes of the Company. It is anticipated that outside consultants or advisors will be retained in the future, in addition to the Company's legal counsel and accountants, to effectuate the business plan described herein. In the event such consultants succeed in helping the Company to complete a business combination, due to the Company's limited financial resources, they will need to be paid by the prospective merger/acquisition candidate.

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

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company's directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company's shareholders or may sell their stock in the Company. Any and all such sales will only be made in compliance with the securities laws of the United States and any applicable state. It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after the Company has successfully consummated a merger or acquisition and the Company is no longer considered a "shell" company. Until such time as this occurs, the Company will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's securities may have a depressive effect on the value of the Company's securities in the future, if such a market develops, of which there is no assurance.

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

     As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity and the relative negotiation strength of the Company and such other management.

     With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then-shareholders. The Company will, if required by applicable law, seek shareholder approval of a proposed merger or acquisition via a Proxy Statement. A prospective transaction can also be structured so that it may be effectuated by the Board of Directors without shareholder approval.

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

Employees

     The Company has no full time employees. The Company's president works in a consulting capacity and has agreed to allocate a portion of his time to the activities of the Company without compensation, and/or by deferring a portion of his compensation until a new business opportunity can be secured for the Company. The president anticipates that the business plan described herein can be implemented by his devoting 100 hours monthly to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by the president. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

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

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Act, which regulation has the purported purpose of protecting purchasers of investment company securities. Since the Company will not register as an investment company, its shareholders will not be afforded these purported protections. The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, which allows an entity a one-time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time-consuming and costly, or even prohibitive, given the Company's limited resources.

Risk Factors

     The Company's business is subject to numerous risk factors, including the following:

     No Operating History or Revenue and Minimal Assets. The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which could increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

     Speculative Nature of Company's Proposed Operations. The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

     Scarcity of and Competition for Business Opportunities and Combinations. The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     No Agreement for Business Combination or Other Transaction; No Standards for Business Combination. The Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by the Company. There is no assurance that the Company will be able to negotiate a business combination on terms favorable to the Company. The Company has not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which the Company would not consider a business combination in any form with such business opportunity. Accordingly, the Company may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Continued Management Control; Limited Time Availability. While seeking a business combination, management anticipates devoting up to 100 hours per month to the business of the Company. The Company's sole officer has been engaged as a consultant and has no employment agreement with the Company. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Conflicts of Interest - General. Certain of the officers and directors of the Company are directors and/or shareholders of other public companies and, therefore, could face conflicts of interest with respect to potential acquisitions. In addition, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. The Company's Board of Directors has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers or directors, or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to change this policy, the Board of Directors has no present intention to do so. In addition, if the Company and other companies with which the Company's officers and directors are affiliated both desire to take advantage of a potential business opportunity, then the Board of Directors has agreed that said opportunity should be available to each such company in the order in which such companies registered or became current in the filing of annual reports under the Exchange Act subsequent to January 1, 1997. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act - Conflicts of Interest."

     Reporting Requirements May Delay or Preclude Acquisition. Sections 13 and 15(d) of the Exchange Act require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Lack of Market Research or Marketing Organization. The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

     Lack of Diversification. The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a business opportunity. Consequently, the Company's activities may be limited to those engaged in by the business opportunity or opportunities which the Company merges with or acquires. The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations. Regulation. Although the Company will be subject to regulation under the Exchange Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. In the event the Company engages in business combinations which result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940. In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

     Probable Change in Control and Management. A business combination involving the issuance of the Company's Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company's Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

     Reduction of Percentage Share Ownership Following Business Combination. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued shares of Common Stock of the Company would result in a reduction in the percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

     Disadvantages of Blank Check Offering. The Company may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with the Company. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Taxation. Federal and state tax consequences will, in all likelihood, be major considerations in any business combination the Company may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

     Requirement of Audited Financial Statements May Disqualify Business Opportunities. Management of the Company believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

Compliance with Government Regulations

     The operations of the Company do not involve mandatory compliance with non-environmental federal regulations other than employer-related issues such as the 1995 Federal Family Medical Leave Act ("FMLA"). As of September 30, 2002, the Company fully complies with the terms of this legislation as a U.S. employer.

Research and Development Costs

     As of September 30, 2002, the Company is not engaged in material research and development activities and has not incurred material R&D costs in the prior three fiscal periods.

Trade Names.

     The Company does not own or utilize any trade names.

Intellectual Property.

     The Company does not own any intellectual property or patents.

Employees

     During the period ending September 30, 2002, the Company had no employees. The Company has retained Cory J. Coppage in a consulting capacity to serve as interim President to oversee the restructuring plan above described. (See "Directors and Executive Officers of the Registrant - Biographical Information").

Management and Executive Offices of AGT

The Company maintains an administrative office at 7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237. Telephone: (303) 437-9434, Fax: (303) 758-5675,
Email: agtoffice@aol.com (See "Item 2. Property," below.)

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to the other information in this Form 10-KSB, the following factors should be considered in evaluating AGTsports, Inc. The risks and uncertainties described below are those that we believe may materially affect our company. Additional risks and uncertainties that we are unaware of or that we deem immaterial also may become important factors that affect our company.

WE DEPEND ON OUR KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO RETAIN OUR CURRENT PERSONNEL AND HIRE ADDITIONAL PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

     We believe our future success will depend in large part upon management's ability to attract and acquire a successful private business or other opportunity having the potential to generate revenues for the Company. Our future success is highly dependent on the Company's ability to execute our growth plans. The loss of the services of any of our key employees, the inability to attract or retain qualified personnel in the future or delays in hiring required personnel, particularly engineers and sales personnel, could delay the development and introduction of, and negatively impact our ability to sell, our products.

ANY ACQUISITIONS WE MAKE COULD DISRUPT OUR PLAN OF BUSINESS AND HARM OUR FINANCIAL CONDITION.

     As part of our growth strategy, we intend to review opportunities to acquire other businesses or technologies that would complement our current products, expand the breadth of our markets or enhance our technical capabilities. Acquisitions entail a number of risks that could materially and adversely affect our business and operating results, including:

     o problems integrating the acquired operations, technologies or products with our existing business;

     o    diversion of management's time and attention from our core business;

     o difficulties in retaining business relationships with suppliers and customers of the acquired company;

     o risks associated with entering markets in which we lack prior experience; and

     o    potential loss of key employees of the acquired company.

OUR STOCK PRICE MAY BE VOLATILE.

     The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

     o    actual or anticipated fluctuations in our operating results;

     o changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

     o    changes in market valuations of companies potentially acquired;

     o announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

     o    departures of key personnel.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK.

     Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no interest in the Company in the future. As a result, purchasers of the Company's securities may have difficulty in selling such securities should they desire to do so. The Common Stock currently trades on the NASD's Bulletin Board.

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

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company owns no property or assets. The Company maintains an administrative office at 7255 E. Quincy Avenue, Suite 550, Denver, Colorado 80237. The Company rents this space on a month-to-month basis at a rate of $1,600 per month. During fiscal 2002, the Company was charged a total of $19,200 for the use of this office. The Company maintains no operating leases as of September 30, 2002.

ITEM 3. LEGAL PROCEEDINGS

     As of the date of filing of this report, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the Stockholders during the fiscal year ended September 30, 2002.

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

          Quarter Ending                   High Bid          Low Bid
          --------------                   --------          -------

          September 30, 2002                $0.005            $.001
          June 30, 2002                      0.01              .005
          March 31, 2002                     0.03              .01
          December 31, 2001                  0.01              .005
          September 30, 2001                 0.02              .001
                   June 30, 2001             0.08              .02
          March 31, 2001                     0.11              .08
          December 31, 2000                  0.02              .00
          September 30, 2000                 0.02              .00


     (b) HOLDERS. As of January 2, 2003, the Company had 600 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     (c) DIVIDENDS. The Company has never paid a cash dividend on its common stock and does not expect to pay a cash dividend in the foreseeable future.

     (d) RECENT SALES OF UNREGISTERED SECURITIES. During fiscal 2002, the Company had no transactions involving the sale of unregistered shares of the Company's common stock.

     On August 28, 2000 the board of directors authorized the issuance of 1,500,000 shares of "Series 2000A" convertible preferred stock with a par value of $.001 per share. Approximately 1,495,000 shares were issued in connection with the settlement of accounts and notes payable. The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders. No dividends were paid during the years ended September 30, 2002 and 2001. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     For the fiscal year ended September 30, 2002, the Company was principally involved in exploring potential business opportunities with third parties in order to secure new sources of revenue. During fiscal 2002, the Company secured third party loans for working capital necessary to maintain such efforts, issuing notes payable of $111,500 at September 30, 2002 (See Notes to Consolidated Financial Statements - Note 4 below).

     The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2002 and 2001, the Company has a net working capital deficit of $298,222 and $173,668 respectively, and a shareholders' deficit of $296,062 and $170,419, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance the Company will be successful in its plans developed with the intent of remedying these conditions. See Independent Auditor's Report and "Notes to Financial Statements, Note 1" included herein. The financial statements do not include any adjustments that might result from the possible inability of the Company to continue as a going concern.

RESULTS OF OPERATIONS

     As of September 30, 2002, the Company had assets of $38,854 in cash and note receivables associated with working capital loans of $37,500. Revenues for the fiscal years 2002 and 2001, respectively, were -0- as compared to revenues of $1,650 for the fiscal year ended September 30, 2000.

     General and administrative expenses for the year ended September 30, 2002 were $39,824 as compared to $33,154 for the year ended September 30, 2001. The increase in general and administrative expenses was due to the efforts to clean up the Company's balance sheet. Interest expense increased from $664 in the year ended September 30, 2001 to $2,885 in fiscal 2002 as a result of unpaid notes owed by the Company.

     The Company had a net loss of $125,643 in the year ended September 30, 2002 compared to a net loss before extraordinary income of $108,002 for the year ended September 30, 2001 However, the Company had a net loss for the year ended September 30, 2001 in the amount of $107,392 as compared to net increase of $50,968 for the prior year. The 2001 net income was due principally to the extraordinary income relating to the Company's efforts to settle outstanding debt and liabilities which resulted in debt forgiveness income.

     During the year ended September 30, 2001, the Company used prior net operating losses to offset income reported for the fiscal year. The Company realized approximately $1,000 of income, as the result of debts forgiven by various creditors. The taxes associated with this income (approximately $390) were offset by the current period loss from operations. Therefore, the Company has no income tax liability for the years ended September 30, 2002 or 2001.

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

Liquidity and Capital Resources

     There was an increase in the Company's deficit working capital during fiscal year 2002 as the Company continued restructuring with the objective of pursuing new business opportunities. Cash and cash equivalent's balance on September 30, 2002 was $38,854. Current assets were $76,354 and current liabilities were $374,576. At September 30, 2002, the Company has no underlying business or investments and continues to experience severe working capital shortages. For the fiscal year ending September 30, 2002, the Company had total expenses of $125,643. At September 30, 2002, the Company has working capital deficiency of $(298,222) and a stockholders deficit of $(296,062). In the opinion of management, the Company continues to experience lack of adequate funding to fully pursue its business plan. Given the severe working capital problems of AGTsports, Inc., the auditors of the Company have raised significant doubts as to the ability of AGTsports, Inc. to continue as a going concern. (See "Notes to Consolidated Financial Statements" below).

Material Commitments for Capital Expenditures

     As of September 30, 2002, the Company has no material commitments for capital expenditures.

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

ITEM 7. FINANCIAL STATEMENTS.

The Consolidated Financial Statements of the Company are attached as follows:

                                                                            Page
                                                                            ----

     Independent Auditor's Report..........................................F-1-2

     Balance Sheets - September 30, 2002 and 2001............................F-3

     Statements of Operations for the Years Ended
     September 30, 2002 and 2001...........................................F-4-5

     Statements of Changes in Stockholders' Equity
     for the Years Ended September 30, 2002 and 2001 .....................F-6-21

     Statements of Cash Flows for the Years Ended
     September 30, 2002 and 2001 ........................................F-22-24

     Notes to the Financial Statements - September 30,
     2002 and 2001.......................................................F-25-31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

Information with respect to the executive officers and directors of the Company is set forth below:

Name                        Age               Company Positions and Offices
----                        ---               -----------------------------

Cory J. Coppage             39                President, Treasurer, Corporate
                                              Secretary, Director

Joe Lee                     62                Director


Jim Kreutz                  54                Director


BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

     Cory J. Coppage, President, Treasurer, Secretary and Director. Mr. Coppage, 38, joined the Company in 1996 and has served as president and director since 1998. During the period from 1998 to 2001, he was responsible for reducing corporate liabilities in excess of $900,000, while re-positioning the Company for merger and acquisition opportunities in fiscal 2002. He has twelve years of business management experience working with various public and private companies. From 1999 to 2001, he was secretary and director of SAN Holdings, Inc. "SANZ" (formerly Citadel Environmental Group, Inc.), a publicly traded data storage technology services business based in Castle Rock, CO with sales in excess of $18,000,000. In 2000 and 2001, he served as secretary and consultant to TangibleData, Inc., a publicly held digital content publishing and distribution business based in Boulder, CO. From 1994 to 1998, he served as secretary and director at American Consolidated Growth Corporation, a publicly held investment holding company with staffing resource operations of $11,000,000 based in Denver, CO. From 1989 to 1994 he was a licensed property & casualty insurance agent and field manager for Liability Insurance Operations Network, Inc., and W.J. Plemons Insurance Agency of Atlanta, GA. Mr. Coppage has expertise in the areas of business administration, marketing, investor relations and early stage development of public companies. He holds a bachelors of science degree in business administration from Regis University (1985).

     Joe Lee, Director. Mr. Lee, 62, joined the Company as an outside member of the board of directors in February, 2002. He is general manager of Universal Management, Inc., a private company in Denver, CO. Mr. Lee has expertise in the administration and management of independent colleges and schools, with a special emphasis on financial and staff personnel management. He is a past president and past commissioner of the Association of Independent Colleges and Schools, and past chairman of the Denver Business College. From 1973 to 1982, Mr. Lee owned and operated Parks College, Inc., formerly Parks School of Business, in Denver, Colorado. From 1984 to 1986 he was chairman of Trend Systems, Inc., where he supervised the operation of nine schools and three branch campuses in the states of Washington and Oregon. Mr. Lee is also a director of Prides Business College in Adelaide, South Australia.

     Jim Kreutz, Director. Mr. Kreutz, 54, joined the Company as an outside member of the board of directors in February, 2002. Since 1975 he has been president of James K. Kreutz and Associates P.C., a private law practice based in Englewood, CO. From 1969 to 1975, he was the Assistant Attorney General of the State of Colorado. From 1981 to 1988, he practiced law specializing in real estate, commercial and business law in Douglas County, the fastest growing county in the US at that time. Mr. Kreutz is active in numerous civic and business organizations, including a Governor member appointment to the State Board of Private Occupational Schools. He holds a juris doctorate from the South Texas College of Law (1965).

     Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     The following officers, directors and/or 10 percent shareholders of the Company have filed late reports on Forms 3, 4 or 5 with respect to the number of transactions indicated or have failed to file a required Form 3, 4 or 5 for the period from October 1, 2001 to September 30, 2002, as indicated in the following table:
                   Number of               Number of               Failure to
Name               Late Reports            Transactions            File a Report

No Late Reports         0                       0                       0


Compliance with Section 16(a) of the Securities Exchange Act of 1934.
---------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act requires the Company's officers and directors and shareholders of more than ten percent of the Company's capital stock to file reports of ownership and change in ownership with the Securities and Exchange Commission (SEC) and the National Association of Securities Dealers, Inc. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they may file from time to time. Based solely upon a review of the copies of ownership reports submitted to it, the Company believes that, for the fiscal year ended September 30, 2002, the above officers and directors of the Company filed ownership change reports, but such reports were filed late.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding the executive compensation for the Company's President and each other executive officer whose total annual salary and bonus exceeded $100,000 for the years ended September 30, 2002 and 2001:

                           SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  -----------------  -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
     POSITION       YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------

Cory J. Coppage,   2002    $60,000  0      --       22,500    --       --       --
President          2001    $60,000  0      --       --        --       --       --


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

     During the years ended September 30, 2002 and 2001 the Company reimbursed $7,820 and $6,570 in expenses pursuant to the agreement. Mr. Coppage's consulting fees for fiscal year 2002 and 2001 have not been paid and are included in accrued expenses on the balance sheet.

     The Company accrued $60,000 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the fiscal year 2002. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons. There are currently no options outstanding under any of the Company's employee incentive stock option plans and no options were granted during the 2002 fiscal year. There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive officer of the Company, which would result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               See Note 1. above.

                                INDIVIDUAL GRANTS
                                      None.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES
                                      None.

Director Compensation

     Employee directors do not receive any additional compensation for Board or committee service. Non-employee directors are not compensated for each Board meeting they attend, other than for the reimbursement of expenses.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the ownership of the Company's equity securities by (i) each person known by the Company to own 5 % or more of each class of equity securities, (ii) each officer and director of the Company, and by (iii) all executive officers and directors as a group.

Name of                             Amount and Nature of
Beneficial Owner                         Ownership              Percent of Class
----------------                         ---------              ----------------

Cory J. Coppage                            926,164                     1.9%

Jim Kreutz                                       -                       -

Joe Lee                                          -                       -

NyCon Resources                         12,015,728                    24.1%

All Directors and Officers as a Group      926,164                     1.9%

     In addition to the ownership of the Company's common stock as set forth above, the following table sets forth information regarding the ownership of the Company's Series 2000A preferred stock by (i) each person known by the Company to own 5 % or more of this class of securities, (ii) each officer and director of the Company, and by (iii) all executive officers and directors as a group.

Name and Address of                    Amount and Nature of
Beneficial Owner                           Ownership (1)        Percent of Class
----------------                           -------------        ----------------

Cory J. Coppage                               245,204                16.4%
7255 E. Quincy Ave, Suite 550
Denver, CO  80237

NyCon Resources                               307,260                20.5%
12345 W. Alameda Parkway
Lakewood, CO 80220

Frank and Angela Barchella                    100,000                 6.7%
4312 Woodman Avenue
3rd Floor
Sherman Oaks, CA 91423

Randall Toig                                  107,670                 7.2%
680 Lakeshore Drive
Suite 830
Chicago, IL 60611

Arthur V. Adams Trust dtd 1997                100,870                 6.7%
3170 W. Sahara Avenue
Suite D-11
Las Vegas, NV 89102

Steve Moore                                   104,650                 7.0%
56312 Dearborn
Spokane, WA 99223

All Directors and Officers as a Group         245,204                16.4%

     (1) Includes all preferred shares issued and outstanding. At September 30, 2002, there are 3,500,000 Series A preferred shares authorized, $1.00 par value, of which none are issued and outstanding, and 1,500,000 Series 2000A preferred shares authorized, $.001 par value, and 1,495,000 are issued and outstanding. Each share of the Company's Series 2000A preferred stock is automatically converted into one share of common stock at the earlier of (a) the closing of a firm commitment underwritten public offering pursuant to an effective registration statement, covering the offer and sale of shares of the Company's common stock to the public with net proceeds to the Company of not less than $2 million, or (b) the consent of the holders of at least 66 2/3% of all outstanding shares of the Preferred Stock. (See "Notes to Consolidated Financial Statements" below).

     All ownership is beneficial and of record except as specifically indicated otherwise. Beneficial owners listed above have sole voting and investment power with respect to the shares shown unless otherwise indicated. Economic interest is calculated by including shares directly owned and, in the case of individuals and all directors and executive officers as a group, shares such individuals or group are entitled to receive upon exercise of outstanding options exercisable within 60 days of September 30, 2002. Beneficial ownership is calculated in accordance with Section 13(d) of the Exchange Act and the rules promulgated thereunder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Except as noted below, there were no transactions exceeding $60,000 during the last two years, or proposed transactions, in which the Company was, or is to be a party, in which an officer, director, 5% of more shareholder or any immediate family member thereof, had or is to have a direct or indirect material interest. (See Note 6 in the Notes to Consolidated Financial Statements below and the Company's Form 10-KSB for the fiscal period ending September 30, 2001, and 2000, respectively).

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

** Previously filed under cover of Form 10-SB, filed June 15, 1993, SEC File No. 0-21914

                                 AGTsports, Inc.
                          (A Development Stage Company)
                           September 30, 2002 and 2001
                                Denver, Colorado





                          Audited Financial Statements
                       At September 30, 2002 and 2001 and
                 for the Years then Ended and for the Cumulative
          Period from January 6, 1986 (inception) to September 30, 2002


                  (Together with Independent Auditors' Report)

                                    CONTENTS
                                    --------



INDEPENDENT AUDITORS' REPORT                                          F-1 - F-2

FINANCIAL STATEMENTS
   BALANCE SHEETS                                                        F-3

   STATEMENTS OF OPERATIONS                                           F-4 - F-5

   STATEMENTS OF CHANGES IN
     SHAREHOLDERS' EQUITY (DEFICIT)                                  F-6 - F-21

   STATEMENTS OF CASH FLOWS                                         F-22 - F-24

   NOTES TO FINANCIAL STATEMENTS                                    F-25 - F-31

                          Independent Auditors' Report



     The Board of Directors
     AGTsports, Inc.
     Denver Colorado

     We have audited the accompanying balance sheets of AGTsports, Inc. (a development stage company) (the "Company") at September 30, 2002 and 2001, and the related statements of operations, changes in shareholders' equity (deficit), and cash flows for the years then ended and the fiscal 2002 and 2001 amounts included in the cumulative amounts from January 6, 1986 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the September 30, 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position as of September 30, 2002 and 2001 and the results of operations and cash flows for the years then ended and the cumulative amounts from January 6, 1986 (inception) to September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring losses from operations and has a shareholders' deficit and a working capital deficit which all raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/  BRIMMER, BUREK & KEELAN LLP
                                            -----------------------------------
                                                 BRIMMER, BUREK & KEELAN LLP


                                            Certified Public Accountants

December 10, 2002


                                   AGTsports, Inc.
                            (A Development Stage Company)
                                   Balance Sheets
                             September 30, 2002 and 2001


                                       ASSETS
                                                            2002            2001
                                                        ------------    ------------
Current:
   Cash                                                 $     38,854    $      1,024
   Other receivables                                          37,500            --
                                                        ------------    ------------

          Total current assets                                76,354           1,024


Property and equipment, net                                    2,160           3,249
                                                        ------------    ------------

          Total assets                                  $     78,514    $      4,273
                                                        ============    ============


                       LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                     $     32,731    $     20,297
   Accrued expenses(approximately 99% paid to related
parties in 2002 and 2001 respectively)                       228,628         145,227
   Notes payable - current                                   113,217           9,168
                                                        ------------    ------------

          Total current liabilities                          374,576         174,692

Notes payable (less current portion)                            --              --
                                                        ------------    ------------

          Total liabilities                                  374,576         174,692

Shareholders' deficit:
   Convertible Preferred stock, $.001 par value;
     1,500,000 shares authorized;
     1,498,395 shares issued and outstanding (Note 5)          1,498           1,498
   Convertible Preferred stock, $1.00 par value;
     3,500,000 shares authorized;
     zero shares issued and outstanding                         --              --
   Common stock, $.001 par value; 50,000,000
     shares authorized; 49,848,919 shares issued
     and outstanding                                          49,845          49,845
Treasury stock                                                  --              --
Additional paid-in capital                                24,084,827      24,084,827
Deficit accumulated during the development stage         (24,432,232)    (24,306,589)
                                                        ------------    ------------


          Total shareholders' deficit                       (296,062)       (170,419)
                                                        ------------    ------------

          Total liabilities and shareholders' deficit   $     78,514    $      4,273
                                                        ============    ============


Please read accompanying notes.                                                  F-3



                                                AGTsports, Inc.
                                         (A Development Stage Company)
                                           Statements of Operations



                                                             Years Ended September 30,       January 6, 1986
                                                            ----------------------------   (Inception) Through
                                                                2002            2001        September 30, 2002
                                                            ------------    ------------    ------------------

Revenue:
     Territory sales                                        $       --      $       --         $  1,612,009
     Other revenue                                                  --              --            2,294,425
                                                            ------------    ------------       ------------
                                                                    --              --            3,906,434
                                                            ------------    ------------       ------------
Expenses:
     Cost of purchased goods for resale                             --              --              162,378
     Salaries and director compensation                             --             1,008         3,421,109
     Professional services(approximately 74% and 83%
        paid to related parties in 2002 and 2001)                 80,889          72,540          4,240,501
     General and administrative                                   39,824          33,154          3,544,686
     Depreciation and amortization                                 1,465             862          2,489,130
     Advertising                                                    --              --              306,112
     Contract services                                              --              --            4,985,397
     Cost of unsuccessful offering                                  --              --               56,860
     Travel and entertainment                                        580             164            919,681
     Territory reacquisition                                        --              --            1,465,075
                                                            ------------    ------------       ------------
          Total expenses                                         122,758         107,728         21,590,929
                                                            ------------    ------------       ------------

Preoperative loss                                               (122,758)       (107,728)       (17,684,495)

Other income (expenses):
     Interest income                                                --              --                1,081
     Rent income                                                    --              --               14,992
     Interest expense                                             (2,885)           (664)          (713,924)
     Loss on equity securities                                      --              --           (8,652,613)
     (Loss) gain on disposal of assets                              --              --            2,814,846
     Provision for loan loss                                        --              --             (528,342)
     Equity in loss of joint venture                                --              --             (748,650)
     Loss on purchase of subsidiaries                               --              --             (442,419)
     Settlement of claims                                           --              --              (71,398)
     Other income                                                   --              --               84,565
                                                            ------------    ------------       ------------
          Total other income (expenses), net                      (2,885)           (664)        (8,241,862)
                                                            ------------    ------------       ------------

Net loss before extraordinary items and
     provision for income taxes                                 (125,643)       (108,392)       (25,926,357)

Provision for income taxes                                          --              (390)         1,711,801
                                                            ------------    ------------       ------------
Loss before extraordinary items                                 (125,643)       (108,002)       (27,638,158)

Extraordinary items:
     Income tax benefit realized                                    --              --            1,812,911
     Debt forgiveness (net of $390 and $100,690 in income
        taxes for 2001 and 2000, respectively)                      --               610          1,164,319
     Debt forgiveness - AGTsports Australia Pty Ltd.                --              --              339,155
                                                            ------------    ------------       ------------

Net income (loss)                                           $   (125,643)   $   (107,392)      $(24,321,773)
                                                            ============    ============       ============


Please read accompanying notes.                                                                          F-4


                                    AGTsports, Inc.
                             (A Development Stage Company)
                         Consolidated Statements of Operations



                                                          Years Ended September 30,
                                                        -----------------------------
                                                             2002            2001
                                                        -------------   -------------

Basic earnings per share
  Loss per common share before extraordinary items      $     (0.003)   $     (0.002)
  Extraordinary items per common share                          --              --
                                                        ------------    ------------
  Net income (loss) per common share                    $      (0.003)        (0.002)
                                                        ============    ============

  Weighted-average shares of common stock outstanding     49,848,919      49,848,919
                                                        ============    ============

Fully diluted earnings per share
  Loss per common share before extraordinary items      $     (0.003)   $     (0.002)
  Extraordinary items per common share                          --              --
                                                        ------------    ------------
  Net income (loss) per common share                    $     (0.003)   $     (0.002)
                                                        ============    ============

  Weighted-average shares of common stock outstanding     49,848,919      49,848,919
                                                        ============    ============


Please read accompanying notes.                                                 F-5


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



                                 AGTsports, Inc.
                          (A Development Stage Company)

Consolidated Statements of Changes in Shareholders' Equity (Deficit) (Continued)


                                Preferred Stock              Preferred Stock
                                $1.00 par value              $.001 par value
                             Number        Amount          Number        Amount
                             ------        ------          ------        ------

   Treasury stock retired          --            --            --            --

   Net income                      --            --            --            --
                            -----------   -----------   -----------   -----------
Balance at 9/30/00                 --            --       1,494,395         1,494
                            -----------   -----------   -----------   -----------

   Preferred stock issued
   satisfy accounts payable        --            --           5,000             5

   Preferred stock issued
   for services                    --            --           9,000             9

   Preferred stock cancelled                                (10,000)          (10)

   Net loss                        --            --            --            --
                            -----------   -----------   -----------   -----------

Balance at 9/30/01                 --      $     --       1,498,395         1,498
                            -----------   -----------   -----------   -----------

   Net loss                        --            --            --            --
                            -----------   -----------   -----------   -----------

Balance at 9/30/02                 --      $     --       1,498,395         1,498
                            ===========   ===========   ===========   ===========


                                                                                      Accumulated    Memorandum
                                   Common Stock            Additional                 During the       Total
                                  $.001 par value           Paid-In       Treasury   Development    Shareholders'
                                Number        Amount        Capital         Stock       Stage     Equity (Deficit)
                                ------        ------        -------         -----       -----     ---------------

   Treasury stock retired          --            --            --          17,459       (17,459)          --

   Net income                      --            --            --            --          50,968         50,968
                            -----------   -----------   -----------   -----------   -----------    -----------
Balance at 9/30/00           49,848,919        49,845    24,085,691          --     (24,199,197)       (62,167)
                            -----------   -----------   -----------   -----------   -----------    -----------

   Preferred stock issued
   satisfy accounts payable        --            --              45          --            --               50

   Preferred stock issued
   for services                    --            --              81          --            --               90

   Preferred stock cancelled                                   (990)                                    (1,000)

   Net loss                        --            --            --            --        (107,392)      (107,392)
                            -----------   -----------   -----------   -----------   -----------    -----------

Balance at 9/30/01           49,848,919        49,845   $24,084,827   $      --    $(24,307,589)   $  (170,419)
                            -----------   -----------   -----------   -----------   -----------    -----------

   Net loss                        --            --            --            --        (125,643)      (125,643)
                            -----------   -----------   -----------   -----------   -----------    -----------

Balance at 9/30/02           49,848,919        49,845   $24,084,827   $      --    $(24,432,232)   $  (296,062)
                            ===========   ===========   ===========   ===========  ============    ===========


Please read accompanying notes.

                                              AGTsports, Inc.
                                       (A Development Stage Company)

                   Consolidated Statements of Changes in Shareholders' Equity (Deficit)


                                                      Memorandum                                       Total
                                                         Total        Unrealized      Cumulative    Shareholders'
                                                     Shareholders'     Holding        Translation      Equity
                                                    Equity (Deficit)     Gain         Adjustment      (Deficit)
                                                    ---------------  -------------   -------------   -----------

Balance at January 6, 1986                            $      --      $        --     $        --     $      --
                                                      ===========    =============   =============   ===========

Balance at September 30, 1986                         $   143,496    $        --     $        --     $   143,496
                                                      ===========    =============   =============   ===========

Balance at September 30, 1987                         $    98,913    $        --     $        --     $    98,913
                                                      ===========    =============   =============   ===========

Balance at September 30, 1988                         $      --      $        --     $        --     $      --
                                                      ===========    =============   =============   ===========

Balance at September 30, 1989                         $ 5,501,004    $        --     $        --     $ 5,501,004
                                                      ===========    =============   =============   ===========

Balance at September 30, 1990                         $ 1,636,097    $        --     $        --     $ 1,636,097
                                                      ===========    =============   =============   ===========

Balance at September 30, 1991                         $ 2,455,291    $        --     $        --     $ 2,455,291
                                                      ===========    =============   =============   ===========

Balance at September 30, 1992                         $ 2,393,554    $        --     $        --     $ 2,393,554
                                                      ===========    =============   =============   ===========

Balance at September 30, 1993                         $ 2,017,577    $        --     $        --     $ 2,017,577
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' equity                 $   864,748    $        --     $        --     $   864,748
     Unrealized holding gain                                 --          1,660,517            --       1,660,517
     Unrealized loss - foreign currency translation          --               --            (8,893)       (8,893)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1994                         $   864,748    $   1,660,517   $      (8,893)  $ 2,516,372
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' deficit                $(4,030,431)   $        --     $        --     $(4,030,431)
     Unrealized loss - foreign currency translation          --               --           (11,191)      (11,191)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1995                         $(4,030,431)   $        --     $     (11,191)  $(4,041,622)
                                                      ===========    =============   =============   ===========

Memorandum total shareholders' deficit                $(2,137,892)   $        --     $        --     $(2,137,892)
     Unrealized loss - foreign currency translation          --               --           (16,823)      (16,823)
                                                      -----------    -------------   -------------   -----------

Balance at September 30, 1996                         $(2,137,892)   $        --     $     (16,823)  $(2,154,715)
                                                      ===========    =============   -------------   ===========

Balance at September 30, 1997                         $  (703,190)   $        --     $        --     $  (703,190)
                                                      ===========    =============   =============   ===========

Balance at September 30, 1998                         $  (690,365)   $        --     $        --     $  (690,365)
                                                      ===========    =============   =============   ===========

Balance at September 30, 1999                         $  (820,717)   $        --     $        --     $  (820,717)
                                                      ===========    =============   =============   ===========

Balance at September 30, 2000                         $   (62,167)   $        --     $        --     $   (62,167)
                                                      ===========    =============   =============   ===========

Balance at September 30, 2001                         $  (170,419)   $        --     $        --     $  (170,419)
                                                      ===========    =============   =============   ===========

Balance at September 30, 2002                         $  (296,062)   $        --     $        --     $  (296,062)
                                                      ===========    =============   =============   ===========


Please read accompanying notes.                                                                              F-21

                                              AGT SPORTS, INC.
                                        (A Development Stage Company)
                                          Statements of Cash Flows

                                                                                             Period from
                                                                                           January 6, 1986
                                                                     Years Ended           (Inception) to
                                                                    September 30,             September
                                                            ----------------------------    ------------
                                                                2002            2001            2002
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (125,643)   $   (107,392)   $(24,321,773)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities:
    Depreciation and amortization                                  1,466             862       2,489,131
    Loss (gain) on disposal of assets                               --              --        (2,565,391)
    Loss on purchase of royalty rights                              --              --           125,000
    Loss on purchase of subsidiaries                                --              --           442,419
    Loss on sale of investments                                     --              --            35,072
    Loss on equity securities                                       --              --         4,973,015
    Write-down of investments to market                             --              --         3,567,629
    Debt forgiven                                                   --              --        (1,348,014)
    Territory management                                            --              --           205,000
    Territory sales/reacquisition                                   --              --           482,586
    Stock options                                                   --              --            56,250
    Equity in loss of joint venture                                 --              --           748,650
    Common stock issued for software                                --              --            58,988
    Common stock issued for services                                --              --         6,103,015
    Common stock issued for obligations                             --              --         2,744,293
    Preferred stock cancelled                                       --            (1,000)         (1,000)
    Preferred issued stock for services                             --                90          23,841
    Preferred issued stock for settlement expenses                  --                50          40,297
    Decrease (increase) in accounts receivable                      --              --          (329,229)
    Decrease in other assets                                        --              --            74,055
    Increase (decrease) in accounts payable
      and accrued expenses                                        95,835          88,265       1,369,167
                                                            ------------    ------------    ------------
  Net cash provided by (used in) operating activities            (28,342)        (19,125)     (5,026,999)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of capital - limited partnership                         --              --           500,000
    Receipts from notes receivable                                  --              --            80,772
    Loans made                                                      --              --          (237,328)
    Purchase of assets                                              (377)         (3,111)       (364,462)
    Purchase of stock in affiliate                                  --              --           (10,000)
    Proceeds from sale of investments                               --              --           277,739
    Proceeds from insurance settlement                              --              --            17,749
                                                            ------------    ------------    ------------
  Net cash provided by (used in) investing activities               (377)         (3,111)        264,470
                                                            ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of common stock options              --              --            54,363
    Proceeds from issuance of common stock                          --              --         3,038,189
    Payments on capital lease financing                             --              --           (20,976)
    Principal payments on notes payable                             --              --          (138,106)
    Advances from affiliates                                        --              --         1,421,542
    Payments to affiliates                                          --              --          (509,317)
    Advances on line of credit (net)                                (451)           (287)        157,154
    Preferred stock dividends paid in cash                          --              --            (6,000)
    Advances on notes payable                                     67,000           7,000         804,534
                                                            ------------    ------------    ------------
  Net cash provided by (used in) financing activities             66,549           6,713       4,801,383
                                                            ------------    ------------    ------------


Please read accompanying notes.                                                                       F-22


                                               AGT SPORTS, INC.
                                         (A Development Stage Company)
                                           Statements of Cash Flows
                                                                                               Period from
                                                                                             January 6, 1986
                                                                       Years Ended           (Inception) to
                                                                      September 30,             September
                                                                -------------------------      -----------

                                                                   2002          2001             2002
                                                                -----------   -----------      -----------

Net increase (decrease) in cash                                 $    37,830   $   (15,523)     $    38,854
Cash at beginning of year                                             1,024        16,547             --
                                                                -----------   -----------      -----------
Cash at end of year                                             $    38,854   $     1,024      $    38,854
                                                                ===========   ===========      ===========

Noncash financing and investing activities:
Common stock issued in connection with the
   settlement of certain accrued liabilities                    $      --     $      --        $   175,106
                                                                ===========   ===========      ===========
   Common stock issued in connection with the settlement
     of notes payable                                           $      --     $      --        $ 1,631,506
                                                                ===========   ===========      ===========
   Common stock issued in connection with the settlement
     of accounts payable                                        $      --     $      --        $    61,487
                                                                ===========   ===========      ===========
   Common stock issued in connection with the settlement
     of certain accrued interest                                $      --     $      --        $   164,638
                                                                ===========   ===========      ===========
   Preferred stock issued in connection with settlement
     of notes payable                                           $      --     $      --        $    12,175
                                                                ===========   ===========      ===========
   Preferred stock issued in connection with settlement
     of accounts payable                                               --     $       140      $     2,050
                                                                ===========   ===========      ===========
   Preferred stock issued in connection with settlement
     of accrued interest                                        $      --     $      --        $    71,356
                                                                ===========   ===========      ===========
   Accrued dividends converted to note payable                  $      --     $      --        $    87,000
                                                                ===========   ===========      ===========
   $1 Par preferred stock converted to common stock             $      --     $      --        $   999,000
                                                                ===========   ===========      ===========
   Preferred stock dividends included in accounts payable       $      --     $      --        $    45,000
                                                                ===========   ===========      ===========
   Assets acquired and liabilities assumed in connection with purchase of Tea Times of America, Inc.
     Notes payable                                              $      --     $      --        $   218,500
                                                                ===========   ===========      ===========
   Accrued liabilities                                          $      --     $      --        $    35,320
                                                                ===========   ===========      ===========
   Accounts receivable                                          $      --     $      --        $     5,771
                                                                ===========   ===========      ===========
   Goodwill                                                     $      --     $      --        $    28,682
                                                                ===========   ===========      ===========
   Common stock retired in connection with termination
     of VAST joint venture                                      $      --     $      --        $   119,350
                                                                ===========   ===========      ===========
   Common stock issued in connection with acquisitions          $      --     $      --        $   174,880
                                                                ===========   ===========      ===========
   Common stock issued in connection with the purchase
     of royalty rights                                          $      --     $      --        $   125,000
                                                                ===========   ===========      ===========
   Marketable securities received as contribution to capital    $      --     $      --        $   152,000
                                                                ===========   ===========      ===========
   Marketable securities contributed to capital                 $      --     $      --        $  (152,000)
                                                                ===========   ===========      ===========
   Additional paid in capital received                          $      --     $      --        $ 5,314,678
                                                                ===========   ===========      ===========
   Additional paid in capital contributed                       $      --     $      --        $(5,314,678)
                                                                ===========   ===========      ===========
   Transfer assets to limited partnership and termination
     pursuant to agreement                                      $      --     $      --        $      --
                                                                ===========   ===========      ===========
   Issuance of common stock in exchange for investment
     in joint venture                                           $      --     $      --        $   868,000
                                                                ===========   ===========      ===========
   Issuance of common stock in exchange for liability to
     issue common stock                                         $      --     $      --        $ 3,187,349
                                                                ===========   ===========      ===========
   Loan assumed by shareholder                                  $      --     $      --        $    70,000
                                                                ===========   ===========      ===========
   Other receivable from the issuance of notes payable          $    37,500   $      --        $   107,500
                                                                ===========   ===========      ===========

Please read accompanying notes.                                                                         F-23


                                AGT SPORTS, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                             Years Ended
                                                            September 30,
                                                       ------------------------
                                                          2002           2001
                                                       ---------      ---------

Supplemental information:

   Interest paid                                       $     152      $     411
                                                       =========      =========
   Taxes paid                                          $    --        $    --
                                                       =========      =========





Please read accompanying notes.                                             F-24

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


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

Summary of Significant Accounting Policies

A summary of the significant accounting policies used in preparing the accompanying financial statements follows:

Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses before extraordinary items of $125,643 and $108,002 for the years ended September 30, 2002 and 2001, respectively. At September 30, 2002 and 2001, the Company has a net working capital deficit of $298,222 and $173,668 respectively, and a shareholders' deficit of $296,062 and $170,419 respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


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

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


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

Comprehensive Income

Financial Accounting Standards No. 130 establishes standards for reporting comprehensive income which is defined as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in the income statement. The Company adopted this standard effective October 1, 1998. During 2002 and 2001, the Company did not engage in any transactions required to be reported under this new Standard.

Loss Per Share

Loss per common share has been computed based upon the weighted-average number of shares outstanding during the period. The Company's preferred stock and options are common stock equivalents. These securities are antidilutive for the years ended September 30, 2002 and 2001 and therefore fully diluted earnings per share equals basic earnings per share.

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

During the years ended September 30, 2002 and 2001 the Company reimbursed $7,820 and $6,570 in expenses pursuant to the agreement. Mr. Coppage's consulting fees for fiscal year 2002 and 2001 have not been paid and are included in accrued expenses on the balance sheet.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


NOTE 3 - PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following:

                                                           2002         2001
                                                         ---------    ---------
         Equipment                                       $   4,688    $   4,311

         Accumulated depreciation                           (2,528)      (1,062)
                                                         ---------    ---------

         Property and equipment, net                     $   2,160    $   3,249
                                                         =========    =========

NOTE 4 - NOTES PAYABLE

Notes payable consist of the following:
                                                              2002         2001
                                                         ---------    ---------
         Unsecured notes payable due on demand
           Interest at 10%. Various maturity dates
           through September 2003                        $ 111,500    $   7,000

         Other                                                --          2,168
                                                         ---------    ---------

         Total notes payable                               111,500        9,168
         Less current portion                              111,500        9,168
                                                         ---------    ---------

         Total long-term debt                            $    --      $    --
                                                         =========    =========

Four of the unsecured notes payable totaling $3,000 in principal are in default as of September 30, 2002. The notes call for a default interest rate of 14%. The default was caused by the notes not being repaid by the maturity date.

NOTE 5 - PREFERRED STOCK

On August 28, 2000 the board of directors authorized the issuance of 1,500,000 shares of "Series 2000A" convertible preferred stock with a par value of $.001 per share. Approximately 1,495,000 shares were issued in connection with the settlement of accounts and notes payable. The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders. No dividends were paid during the years ended September 30, 2002 and 2001. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


NOTE 6 - STOCK BASED COMPENSATION AND STOCK OPTIONS

On August 29, 1996 the Company's Board of Directors approved a director stock option plan whereby 417,964 shares of common stock were reserved for grant to members of the board of directors. The exercise price will be the average stock price during the twenty trading days immediately preceding the grant. No common stock options were granted in connection with this plan during the years ended September 30, 2002 and 2001.

In addition, the Company has stock option plans under which certain key employees may be granted options to purchase shares of Company common stock which are exercisable at market value at the date of grant. Options generally vest immediately and either have no expiration date or expire five years from the date of the grant.

The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company's stock at the date of grant. No compensation costs were charged to income in 2002 and 2001. Had compensation for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income would not have changed.

During fiscal 1997 certain purchasers of common stock were granted options to purchase one share of common stock for each dollar invested. Such options expire five years from the date of grant and are exercisable at 50% of the market value of the common stock on the day of exercise. In addition, 175,000 options were issued to the selling shareholders of TTA. Such options are exercisable at $1 per share. At September 30, 2002, 123,500 options are outstanding with respect to options granted in connection with certain 1997 common stock sales and to the selling shareholders of TTA.

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


NOTE 7 - INCOME TAXES

During the year ended September 30, 2001, the Company used prior net operating losses to offset income reported for the fiscal year. The Company realized approximately $1,000 of income, as the result of debts forgiven by various creditors. The taxes associated with this income (approximately $390) were offset by the current period loss from operations. Therefore, the Company has no income tax liability for the years ended September 30, 2002 or 2001.

The Company has a deferred tax asset as the result of temporary differences attributable to the carry forward of prior year net operating losses. The tax asset represents the future taxes that will be offset by reducing future income by the net operating losses. The following schedule shows the balance of the deferred tax asset

                                                    2002               2001
                                                 -----------        -----------
     Deferred tax assets:
      Net operating loss carryovers              $ 4,879,382        $ 4,872,226
                                                 -----------        -----------

     Total gross deferred tax assets               4,879,382          4,872,226

     Less valuation allowance                     (4,879,382)        (4,872,226)
                                                 -----------        -----------

     Net deferred tax assets                     $      --          $      --
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

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                           September 30, 2002 and 2001


NOTE 7 - INCOME TAXES (Continued)

At September 30, 2002, the Company has net operating loss carryovers for tax reporting purposes totaling approximately $23,030,000. These carryovers will expire in the following fiscal years:

     Fiscal Year                                              Amount
     -----------                                              ------

     2004                                                  $  1,325,000
     2006                                                     1,182,000
     2007                                                     7,590,000
     2008                                                     3,789,000
     2009                                                     5,206,000
     2010                                                     3,026,000
     2011                                                        92,000
     2012                                                       492,000
     2013                                                        95,000
     2020                                                       107,000
     2021                                                       126,000
                                                           ------------

                                                           $ 23,030,000
                                                           ============