Form 10QSB
period 2002-12-31
AGTSPORTS INC
filed 2003-02-14
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For Quarter Ending December 31, 2002

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

                                 AGTsports, Inc.



                                      INDEX


Part I               FINANCIAL INFORMATION

         Item 1.     Balance Sheets                                         F-1
                     December 31, 2002 and September 30, 2002

                     Statements of Operations                               F-2
                     Three Months Ended December 31, 2002 and 2001

                     Statements of Cash Flows                               F-4
                     Three Months Ended December 31, 2002 and 2001

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

         Item 5.     Other Information                                      F-7

         Item 6.     Exhibits and Reports on Form 8-K                       F-8


Part III             SIGNATURES                                             F-8


                                      AGTsports, Inc.
                               (A Development Stage Company)
                                      Balance Sheets


                                          ASSETS



                                                           (Unaudited)
                                                           December 31,    September 30,
                                                               2002            2002
                                                           ------------    ------------
Current:

  Cash                                                     $        106    $     38,854
  Other receivables                                                --            37,500
                                                           ------------    ------------

         Total current assets                                       106          76,354

Property and equipment, net                                       5,709           2,160
                                                           ------------    ------------
         Total assets                                      $      5,815    $     78,514
                                                           ============    ============


                          LIABILITIES AND SHAREHOLDERS' DEFICIT


Current liabilities:

  Accounts payable                                         $     21,428    $     32,731
  Accrued expenses (approximately 99% payable to related
    parties at December 31, 2002 and September 30, 2002)        220,350         228,628
  Notes payable - current                                        94,117         113,217
                                                           ------------    ------------

         Total current liabilities                              335,895         374,576


Notes payable (less current portion)                               --              --
                                                           ------------    ------------

         Total liabilities                                      335,895         374,576


Shareholders' deficit:
  Convertible Preferred stock, $.001 par value;
   1,500,000 shares authorized; 1,498,395
   shares issued and outstanding                                  1,498           1,498
  Convertible Preferred stock, $1.00 par value;
   3,500,000 shares authorized; No
   shares issued and outstanding                                   --              --
  Common stock, $.001 par value; 50,000,000
   shares authorized; 49,848,919 shares issued
   and outstanding                                               49,849          49,849
Treasury stock                                                     --              --
Additional paid-in capital                                   24,084,823      24,084,823
Deficit accumulated during the development stage            (24,466,250)    (24,432,232)
                                                           ------------    ------------
         Total shareholders' deficit                           (330,080)       (296,062)

         Total liabilities and shareholders' deficit       $      5,815    $     78,514
                                                           ============    ============


Please read accompanying notes.                                                         F-1




                                             AGTsports, Inc.
                                      (A Development Stage Company)
                                        Statements of Operations



                                                                    (Unaudited)          January 6,1986
                                                                Three Months Ended         (Inception)
                                                                    December 31,             Through
                                                           ----------------------------    December 31,
                                                               2002            2001            2002
                                                           ------------    ------------    ------------

Revenue:
     Territory sales                                       $       --      $       --      $  1,612,009
     Other revenue                                                 --              --         2,294,425
                                                           ------------    ------------    ------------
                                                                   --              --         3,906,434
                                                           ------------    ------------    ------------

Expenses:
    Cost of purchased goods for resale                             --              --           162,378
    Salaries and director compensation                             --              --         3,421,109
    Professional services (approximately 99% and 89%
      paid to related parties in 2002 and 2001)                  14,831          16,699       4,255,332
    General and administrative                                   15,952           7,332       3,560,638
    Depreciation and amortization                                   216             328       2,489,346
    Advertising                                                    --              --           306,112
    Contract services                                              --              --         4,985,397
    Cost of unsuccessful offering                                  --              --            56,860
    Travel and entertainment                                        153              10         919,834
    Territory reacquisition                                        --              --         1,465,075
                                                           ------------    ------------    ------------
         Total expenses                                          31,152          24,369      21,622,081
                                                           ------------    ------------    ------------

Preoperative loss                                               (31,152)        (24,369)    (17,715,647)

Other income (expenses):
    Interest income                                                --              --             1,081
    Rent income                                                    --              --            14,992
    Interest expense                                             (2,787)           (257)       (716,711)
    Loss on equity securities                                      --              --        (8,652,613)
    (Loss) gain on disposal of assets                              --              --         2,814,846
    Provision for loan loss                                        --              --          (528,342)
    Equity in loss of joint venture                                --              --          (748,650)
    Loss on purchase of subsidiaries                               --              --          (442,419)
    Settlement of claims                                           --              --           (71,398)
    Other income                                                   --              --            84,565
                                                           ------------    ------------    ------------
         Total other income (expenses), net                      (2,787)           (257)     (8,244,649)

Net loss before extraordinary items and
    provision for income taxes                                  (33,939)        (24,626)    (25,960,296)


Provision for income taxes                                         --              --         1,711,801
                                                           ------------    ------------    ------------
Loss before extraordinary items                                 (33,939)        (24,626)    (27,672,097)


Extraordinary items:
    Debt forgiveness                                               --              --         1,812,911
    Debt forgiveness (net of $390 and $100,690 in income
      taxes for 2001 and 2000, respectively)                  1,164,319
    Debt forgiveness - AGTsports Australia Pty Ltd.                --              --           339,155
                                                           ------------    ------------    ------------

Net income (loss)                                          $    (33,939)   $    (24,626)   $(24,355,712)
                                                           ============    ============    ============


Please read accompanying notes.                                                                      F-2




                                 AGTsports, Inc.
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                                      (Unaudited)
                                                            Three Months Ended December 31,
                                                          ----------------------------------
                                                                2002               2001
                                                          ---------------    ---------------
Basic earnings per share
    Loss per common share before extraordinary items      $        (0.001)   $        (0.000)
    Extraordinary items per common share                             --                 --
                                                          ---------------    ---------------
    Net income (loss) per common share                    $        (0.001)   $        (0.000)
                                                          ===============    ===============

    Weighted-average shares of common stock outstanding        49,848,919         49,848,919
                                                          ===============    ===============

Fully diluted earnings per share
    Loss per common share before extraordinary items      $        (0.001)   $        (0.000)
    Extraordinary items per common share                             --                 --
                                                          ---------------    ---------------
    Net income (loss) per common share                    $        (0.001)   $        (0.000)
                                                          ===============    ===============
    Weighted-average shares of common stock outstanding        49,848,919         49,848,919
                                                          ===============    ===============


Please read accompanying notes.                                                          F-3




                                 AGTsports, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows



                                                                                        Period from
                                                                 (Unaudited)          January 6, 1986
                                                             Three Months Ended       (Inception) to
                                                                 December 31,             December
                                                          --------------------------    -----------
                                                              2002           2001           2002
                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                                        -----------
   Net cash provided by (used in) operating activities    $   (15,883)   $   (21,085)   $(5,042,882)
                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Return of capital - limited partnership                     --             --          500,000
     Receipts from notes receivable                              --             --           80,772
     Loans made                                                  --             --         (237,328)
     Purchase of assets                                        (3,765)        (3,111)      (368,227)
     Purchase of stock in affiliate                              --             --          (10,000)
     Proceeds from sale of investments                           --             --          277,739
     Proceeds from insurance settlement                          --             --           17,749
                                                          -----------    -----------
   Net cash provided by (used in) investing activities         (3,765)        (3,111)       260,705
                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of common stock options          --             --           54,363
     Proceeds from issuance of common stock                      --             --        3,038,189
     Payments on capital lease financing                         --             --          (20,976)
     Principal payments on notes payable                      (19,000)          --         (157,106)
     Advances from affiliates                                    --             --        1,421,542
     Payments to affiliates                                      --             --         (509,317)
     Advances on line of credit (net)                            (100)          (343)       157,054
     Preferred stock dividends paid in cash                      --             --           (6,000)
     Advances on notes payable                                   --           10,250        804,534
                                                          -----------    -----------    -----------
   Net cash provided by (used in) financing activities        (19,100)         9,907      4,782,283
                                                          -----------    -----------    -----------

Net increase (decrease) in cash                           $   (38,748)   $   (14,289)   $       106
Cash at beginning of period                                    38,854         16,547           --
                                                          -----------    -----------    -----------
Cash at end of period                                     $       106    $     2,258    $       106
                                                          ===========    ===========    ===========


Please read accompanying notes.                                                                 F-4


                                 AGTsports, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                 Period from
                                                                          (Unaudited)          January 6, 1986
                                                                       Three Months Ended      (Inception) to
                                                                          December 31,             December
                                                                -----------------------------   -------------
                                                                    2002            2001            2002
                                                                -------------   -------------   -------------
Noncash financing and investing activities:
Common stock issued in connection with the
    settlement of certain accrued liabilities                   $        --     $        --     $     175,106
                                                                =============   =============   =============
    Common stock issued in connection with the settlement
      of notes payable                                          $        --     $        --     $   1,631,506
                                                                =============   =============   =============
    Common stock issued in connection with the settlement
      of accounts payable                                       $        --     $        --     $      61,487
                                                                =============   =============   =============
    Common stock issued in connection with the settlement
      of certain accrued interest                               $        --     $        --     $     164,638
                                                                =============   =============   =============
    Preferred stock issued in connection with settlement
      of notes payable                                          $        --     $        --     $      12,175
                                                                =============   =============   =============
    Preferred stock issued in connection with settlement
      of accounts payable                                       $        --     $        --     $       2,050
                                                                =============   =============   =============
    Preferred stock issued in connection with settlement
      of accrued interest                                       $        --     $        --     $      71,356
                                                                =============   =============   =============
    Accrued dividends converted to note payable                 $        --     $        --     $      87,000
                                                                =============   =============   =============
    $1 Par preferred stock converted to common stock            $        --     $        --     $     999,000
                                                                =============   =============   =============
    Preferred stock dividends included in accounts payable      $        --     $        --     $      45,000
                                                                =============   =============   =============
    Assets acquired and liabilities assumed in connection
      with purchase of Tea Timesof America, Inc.
      Notes payable                                             $        --     $        --     $     218,500
                                                                =============   =============   =============
    Accrued liabilities                                         $        --     $        --     $      35,320
                                                                =============   =============   =============
    Accounts receivable                                         $        --     $        --     $       5,771
                                                                =============   =============   =============
    Goodwill                                                    $        --     $        --     $      28,682
                                                                =============   =============   =============
    Common stock retired in connection with termination
      of VAST joint venture                                     $        --     $        --     $     119,350
                                                                =============   =============   =============
    Common stock issued in connection with acquisitions         $        --     $        --     $     174,880
                                                                =============   =============   =============
    Common stock issued in connection with the purchase
      of royalty rights                                         $        --     $        --     $     125,000
                                                                =============   =============   =============

    Marketable securities received as contribution to capital   $        --     $        --     $     152,000
                                                                =============   =============   =============
    Marketable securities contributed to capital                $        --     $        --     $    (152,000)
                                                                =============   =============   =============
    Additional paid in capital received                         $        --     $        --     $   5,314,678
                                                                =============   =============   =============
    Additional paid in capital contributed                      $        --     $        --     $  (5,314,678)
                                                                =============   =============   =============
    Transfer assets to limited partnership and termination
      pursuant to agreement                                     $        --     $        --     $        --
                                                                =============   =============   =============
    Issuance of common stock in exchange for investment
      in joint venture                                          $        --     $        --     $     868,000
                                                                =============   =============   =============
    Issuance of common stock in exchange for liability to
      issue common stock                                        $        --     $        --     $   3,187,349
                                                                =============   =============   =============
Loan assumed by shareholder                                     $        --     $        --     $      70,000
                                                                =============   =============   =============
Supplemental information:

    Interest paid                                               $       1,465   $          80
                                                                =============   =============
    Taxes paid                                                  $        --     $        --
                                                                =============   =============

Please read accompanying notes                                                                            F-5


                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2002


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

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $33,939 and $24,626 for the three months ended December 31, 2002 and 2001, respectively. At December 31, 2002 and September 30, 2002, the Company has a net working capital deficit of $335,789 and $298,222, respectively, and a shareholders' deficit of $330,080 and $296,062, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended December 31, 2002, there were no changes in the securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2001, the Company had no current business operations. The Company has experienced operating expenses of $31,152 for the three-month period ending December 31, 2002 and $24,369 for the same period in 2001. The revenues for the period were none in 2002 or 2001. For the three months ended December 31, 2002 the Company reported a net loss of $33,939. Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $106 in cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended December 31, 2002, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information

As of December 31, 2002, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports.

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

                                 AGTsports, Inc.

Dated:  December 31, 2002                   By:  /s/  Cory J. Coppage
                                               --------------------------------
                                                      Cory J. Coppage
                                                      President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  December 31, 2002                   By:  /s/  Cory J. Coppage
                                               --------------------------------
                                                      Cory J. Coppage
                                                      President