Form 10QSB
period 2003-03-31
AGTSPORTS INC
filed 2003-05-21
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        For Quarter Ending March 31, 2003

                         Commission File Number 0-16447


                                 AGTsports, Inc.
             (Exact name of registrant as specified in its charter)


             Colorado                                  84-1022287
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

                                 Yes [X] No [ ]




As of March 31, 2003, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I              FINANCIAL INFORMATION

         Item 1.    Balance Sheets   (unaudited)                            F-1
                    March 31, 2003 and September 30, 2002

                    Statements of Operations (unaudited)                    F-2
                    For the Three Months Ended March 31, 2003 and 2002

                    Statements of Cash Flows (unaudited)                    F-4
                    For the Three Months Ended March 31, 2003 and 2002

                    Notes to Financial Statements                           F-6

         Item 2.    Management's Discussion and Analysis                    F-6

         Item 3.    Controls and Procedures                                 F-7



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

         Item 3.    Default on Senior Securities                            F-7

         Item 4.    Submission of Matters to a Vote of Security Holders     F-7

         Item 5.    Other Information                                       F-7

         Item 6.    Exhibits and Reports on Form 8-K                        F-8


Part III            SIGNATURES                                              F-8

                    Certification                                           F-9


                                          AGTsports, Inc.
                                   (A Development Stage Company)
                                          Balance Sheets


                                              ASSETS
                                                              (Unaudited)
                                                             March 31, 2003    September 30, 2002
                                                             --------------    ------------------
Current:
  Cash                                                        $        234         $     38,854
  Other receivables                                                   --                 37,500
                                                              ------------         ------------

      Total current assets                                             234               76,354

Property and equipment, net                                          1,742                2,160
                                                              ------------         ------------

      Total assets                                            $      1,976         $     78,514
                                                              ============         ============



                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

  Accounts payable                                            $     26,039         $     32,731
  Accrued expenses (approximately 99% payable to related
    parties at March 31, 2003 and September 30, 2002)              229,582              228,628
  Notes payable - current                                          105,490              113,217
                                                              ------------         ------------

      Total current liabilities                                    361,111              374,576

Notes payable (less current portion)                                  --                   --
                                                              ------------         ------------

      Total liabilities                                            361,111              374,576

Shareholders' deficit:
  Convertible Preferred stock, $.001 par value;
    1,500,000 shares authorized; 1,498,395
    shares issued and outstanding                                    1,498                1,498
  Convertible Preferred stock, $1.00 par value;
    3,500,000 shares authorized; No
    shares issued and outstanding                                     --                   --
  Common stock, $.001 par value; 50,000,000
    shares authorized; 49,848,919 shares issued
    and outstanding                                                 49,849               49,849
Treasury stock                                                        --                   --
Additional paid-in capital                                      24,084,823           24,084,823
Deficit accumulated during the development stage               (24,495,305)         (24,432,232)
                                                              ------------         ------------

      Total shareholders' deficit                                 (359,135)            (296,062)
                                                              ------------         ------------

      Total liabilities and shareholders' deficit                    1,976         $     78,514
                                                              ============         ============


Please read accompanying notes.


                                                          AGTsports, Inc.
                                                  (A Development Stage Company)
                                                     Statements of Operations

                                                             (Unaudited)                     (Unaudited)           January 6, 1986
                                                     Three Months Ended March 31,     Six Months Ended March 31,      (Inception)
                                                     ----------------------------    ----------------------------       Through
                                                         2003            2002            2003            2002       March 31, 2003
                                                     ------------    ------------    ------------    ------------   --------------

Revenue:
  Territory sales                                    $       --      $       --                      $       --      $  1,612,009
  Other revenue                                              --              --                              --         2,294,425
                                                     ------------    ------------    ------------    ------------    ------------
                                                             --              --              --              --         3,906,434
                                                     ------------    ------------    ------------    ------------    ------------
Expenses:
  Cost of purchased goods for resale                         --              --                                           162,378
  Salaries and director compensation                         --              --                                         3,421,109
  Professional services (approximately 99% and 89%
    paid to related parties in 2003 and 2002)              14,831          27,714          29,681          44,413       4,270,163
  General and administrative                               11,206          12,100          27,158          19,432       3,571,844
  Depreciation and amortization                               216             366             432             694       2,489,562
  Advertising                                                --              --                              --           306,112
  Contract services                                          --              --                              --         4,985,397
  Cost of unsuccessful offering                              --              --                              --            56,860
  Travel and entertainment                                                    278                             288         919,834
  Territory reacquisition                                    --              --                              --         1,465,075
                                                     ------------    ------------    ------------    ------------    ------------
      Total expenses                                       26,253          40,458          57,271          64,827      21,648,334
                                                     ------------    ------------    ------------    ------------    ------------

Preoperative loss                                         (26,253)        (40,458)        (57,271)        (64,827)    (17,741,900)

Other income (expenses):
  Interest income                                            --              --              --              --             1,081
  Rent income                                                --              --              --            14,992
  Interest expense                                         (2,802)           (294)         (5,589)           (550)       (719,513)
  Loss on equity securities                                  --              --              --              --        (8,652,613)
  (Loss) gain on disposal of assets                          --              --              --              --         2,814,846
  Provision for loan loss                                    --              --              --              --          (528,342)
  Equity in loss of joint venture                            --              --              --              --          (748,650)
  Loss on purchase of subsidiaries                           --              --              --              --          (442,419)
  Settlement of claims                                       --              --              --              --           (71,398)
  Other income                                               --              --              --              --            84,565
                                                     ------------    ------------    ------------    ------------    ------------
      Total other income (expenses), net                   (2,802)           (294)         (5,589)           (550)     (8,247,451)
                                                     ------------    ------------    ------------    ------------    ------------

Net loss before extraordinary items and
  provision for income taxes                              (29,055)        (40,752)        (62,860)        (65,377)    (25,989,351)

Provision for income taxes                                   --              --                                         1,711,801
                                                     ------------    ------------    ------------    ------------    ------------
Loss before extraordinary items                           (29,055)        (40,752)        (62,860)        (65,377)    (27,701,152)

Extraordinary items:
  Debt forgiveness                                           --              --              --              --         1,812,911
  Debt forgiveness (net of $390 and $100,690 in
    income taxes for 2001 and 2000, respectively)                                                                       1,164,319
  Debt forgiveness - AGTsports Australia Pty Ltd.            --              --              --              --           339,155
                                                     ------------    ------------    ------------    ------------    ------------

Net income (loss)                                    $    (29,055)   $    (40,752)   $    (62,860)   $    (65,377)   $(24,384,767)
                                                     ============    ============    ============    ============    ============


Please read accompanying notes.


                                                      AGTsports, Inc.
                                              (A Development Stage Company)
                                          Consolidated Statements of Operations


                                                                    (Unaudited)                    (Unaudited)
                                                            Three Months Ended March 31,    Six Months Ended March 31,
                                                            ---------------------------     --------------------------
                                                                2003            2002            2003           2002
                                                            -----------    ------------     -----------    -----------

Basic earnings per share
  Loss per common share before extraordinary items          $    (0.001)   $     (0.001)    $    (0.001)   $    (0.001)
  Extraordinary items per common share                             -               -               -              -
                                                            -----------    ------------     -----------    -----------
  Net income (loss) per common share                        $    (0.001)   $     (0.001)    $    (0.001)   $    (0.001)
                                                            ===========    ============     ===========    ===========

  Weighted-average shares of common stock outstanding        49,848,919      49,848,919      49,848,919     49,848,919
                                                            ===========    ============     ===========    ===========

Fully diluted earnings per share
  Loss per common share before extraordinary items          $    (0.001)   $     (0.001)    $    (0.001)   $    (0.001)
  Extraordinary items per common share                             -               -               -              -
                                                            -----------    ------------     -----------    -----------
  Net income (loss) per common share                        $    (0.001)   $     (0.001)    $    (0.001)   $    (0.001)
                                                            ===========    ============     ===========    ===========

  Weighted-average shares of common stock outstanding        49,848,919      49,848,919      49,848,919     49,848,919
                                                            ===========    ============     ===========    ===========




Please read accompanying notes


                                         AGTsports, Inc.
                                  (A Development Stage Company)
                                    Statements of Cash Flows


                                                                (Unaudited)           Period from
                                                            Three Months Ended      January 6, 1986
                                                                  March 31,          (Inception) to
                                                         --------------------------      March
                                                            2003           2002           2003
                                                         -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net cash provided by (used in) operating activities    $   (14,996)   $   (10,302)   $(5,057,878)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Return of capital - limited partnership                     --             --          500,000
    Receipts from notes receivable                              --             --           80,772
    Loans made                                                  --             --         (237,328)
    Purchase/Disposal of assets                                3,751           (377)      (364,476)
    Purchase of stock in affiliate                              --             --          (10,000)
    Proceeds from sale of investments                           --             --          277,739
    Proceeds from insurance settlement                          --             --           17,749
                                                         -----------    -----------    -----------
  Net cash provided by (used in) investing activities          3,751           (377)       264,456
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of common stock options          --             --           54,363
    Proceeds from issuance of common stock                      --             --        3,038,189
    Payments on capital lease financing                         --             --          (20,976)
    Principal payments on notes payable                         --             --         (157,106)
    Advances from affiliates                                    --             --        1,421,542
    Payments to affiliates                                      --             --         (509,317)
    Advances on line of credit (net)                            (127)          (317)       156,927
    Preferred stock dividends paid in cash                      --             --           (6,000)
    Advances on notes payable                                 11,500         10,000        816,034
                                                         -----------    -----------    -----------
  Net cash provided by (used in) financing activities         11,373          9,683      4,793,656
                                                         -----------    -----------    -----------

Net increase (decrease) in cash                          $       128    $      (996)   $       234
Cash at beginning of period                                      106          1,024           --
                                                         -----------    -----------    -----------
Cash at end of period                                    $       234    $        28    $       234
                                                         ===========    ===========    ===========



Please read accompanying notes.


                                         AGTsports, Inc.
                                  (A Development Stage Company)
                                    Statements of Cash Flows


                                                                 (Unaudited)      Period from
                                                             Three Months Ended  January 6, 1986
                                                                   March 31,     (Inception) to
                                                               ---------------       March
                                                                2003     2002         2003
                                                               ------   ------     -----------

Noncash financing and investing activities:
Common stock issued in connection with the
  settlement of certain accrued liabilities                    $ --     $ --       $   175,106
                                                               ======   ======     ===========
  Common stock issued in connection with the settlement
    of notes payable                                           $ --     $ --       $ 1,631,506
                                                               ======   ======     ===========
  Common stock issued in connection with the settlement
    of accounts payable                                        $ --     $ --       $    61,487
                                                               ======   ======     ===========
  Common stock issued in connection with the settlement
    of certain accrued interest                                $ --     $ --       $   164,638
                                                               ======   ======     ===========
  Preferred stock issued in connection with settlement
    of notes payable                                           $ --     $ --       $    12,175
                                                               ======   ======     ===========
  Preferred stock issued in connection with settlement
    of accounts payable                                        $ --     $ --       $     2,050
                                                               ======   ======     ===========
  Preferred stock issued in connection with settlement
    of accrued interest                                        $ --     $ --       $    71,356
                                                               ======   ======     ===========
  Accrued dividends converted to note payable                  $ --     $ --       $    87,000
                                                               ======   ======     ===========
  $1 Par preferred stock converted to common stock             $ --     $ --       $   999,000
                                                               ======   ======     ===========
  Preferred stock dividends included in accounts payable       $ --     $ --       $    45,000
                                                               ======   ======     ===========
  Assets acquired and liabilities assumed in connection with purchase of Tea Times of America, Inc.
    Notes payable                                              $ --     $ --       $   218,500
                                                               ======   ======     ===========
  Accrued liabilities                                          $ --     $ --       $    35,320
                                                               ======   ======     ===========
  Accounts receivable                                          $ --     $ --       $     5,771
                                                               ======   ======     ===========
  Goodwill                                                     $ --     $ --       $    28,682
                                                               ======   ======     ===========
  Common stock retired in connection with termination
    of VAST joint venture                                      $ --     $ --       $   119,350
                                                               ======   ======     ===========
  Common stock issued in connection with acquisitions          $ --     $ --       $   174,880
                                                               ======   ======     ===========
  Common stock issued in connection with the purchase
    of royalty rights                                          $ --     $ --       $   125,000
                                                               ======   ======     ===========
  Marketable securities received as contribution to capital    $ --     $ --       $   152,000
                                                               ======   ======     ===========
  Marketable securities contributed to capital                 $ --     $ --       $  (152,000)
                                                               ======   ======     ===========
  Additional paid in capital received                          $ --     $ --       $ 5,314,678
                                                               ======   ======     ===========
  Additional paid in capital contributed                       $ --     $ --       $(5,314,678)
                                                               ======   ======     ===========
  Transfer assets to limited partnership and termination
    pursuant to agreement                                      $ --     $ --       $      --
                                                               ======   ======     ===========
  Issuance of common stock in exchange for investment
    in joint venture                                           $ --     $ --       $   868,000
                                                               ======   ======     ===========
  Issuance of common stock in exchange for liability to
    issue common stock                                         $ --     $ --       $ 3,187,349
                                                               ======   ======     ===========
  Loan assumed by shareholder                                  $ --     $ --       $    70,000
                                                               ======   ======     ===========


Supplemental information:

  Interest paid                                                 $ --     $  80
                                                                ======   =====
  Taxes paid                                                    $ --     $ --
                                                                ======   =====


Please read accompanying notes.

                                              F-5

                                 AGTsports, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE 1 - MANAGEMENT REPRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions to Form 10-QSB and does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results for the year. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report to shareholders on Form 10-KSB/A for the year ended September 30, 2002.

NOTE 2 - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $62,860 and $65,377 for the six months ended March 31, 2003 and 2002, respectively. At March 31, 2003 and September 30, 2002, the Company has a net working capital deficit of $361,111 and $298,222, respectively, and a shareholders' deficit of $359,135 and $296,062, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 - CHANGES IN SECURITIES

During the Quarter ended March 31, 2003, there were no changes in the securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2003, the Company had no current business operations. The Company has experienced operating expenses of $26,253 for the three-month period ending March 31, 2003 and $40,752 for the same period in 2002. The revenues for the period were none in 2003 or 2002. For the three months ended March 31, 2003 the Company reported a net loss of $29,055. Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $234 in cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

ITEM 3: Controls and Procedures

Within the 90 day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II.
ITEM 1. Legal Proceedings

During the quarter ended March 31, 2003, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM 2. Changes in Securities

None.

ITEM 3. Default on Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM 5. Other Information

As of March 31, 2003, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports. The Company's Articles of Incorporation as amended entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company. The Company's plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented by persons or firms seeking the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. The Company anticipates that the selection process of such potential business opportunities will be complex and extremely risky, and no assurance can be provided the Company will be successful in these endeavors.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K: No reports on Form 8-k were filed by the company during the quarter ended March 31, 2003.

     Exhibit Number     Title                                           Location
         99.1           Certification of Chief Executive Officer        Attached
                        and Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AGTsports, Inc.

Dated:  March 31, 2003                         By:  /s/  Cory J. Coppage
                                               President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  March 31, 2003                         By:  /s/  Cory J. Coppage
                                               President