Form 10QSB
period 2003-06-30
AGTSPORTS INC
filed 2003-07-31
CIK 791118

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                        FOR QUARTER ENDING JUNE 30, 2003

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

                       Yes [X]                    No [ ]




As of June 30, 2003, 49,848,919 common shares, $.001 par value per share, were outstanding.

                                 AGTsports, Inc.



                                      INDEX


Part I         FINANCIAL INFORMATION

     Item 1.   Balance Sheets     (unaudited)                        F-1
               June 30, 2003 and September 30, 2002

               Statements of Operations (unaudited)                  F-2
               For the Nine Months Ended June 30, 2003 and 2002

               Statements of Cash Flows (unaudited)                  F-4
               For the Nine Months Ended June 30, 2003 and 2002

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

     Item 3.   Default on Senior Securities                          F-7

     Item 4.   Submission of Matters to a Vote of Security Holders   F-7

     Item 5.   Other Information                                     F-7

     Item 6.   Exhibits and Reports on Form 8-K                      F-8


Part III       SIGNATURES                                            F-8

               Certification                                         F-9, F-10




                                        AGTSPORTS, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                                        BALANCE SHEETS

                                            ASSETS

                                                           (Unaudited)
                                                          June 30, 2003    September 30, 2002
                                                          -------------    ------------------
Current:

Cash                                                     $            9   $            38,854
Other receivables                                                     -                37,500

     Total current assets                                             9                76,354

Property and equipment, net                                       1,527                 2,160
                                                          -------------    ------------------

     Total assets                                        $        1,536   $            78,514
                                                          =============    ==================


                               LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:

   Accounts payable                                      $       26,991   $            32,731
   Accrued expenses (approximately 99% payable to related
     parties at June 30, 2003 and September 30, 2002)           252,670               228,628
   Notes payable - current                                      107,902               113,217
                                                          -------------    ------------------

     Total current liabilities                                  387,563               374,576

Notes payable (less current portion)                                  -                     -
                                                          -------------    ------------------

     Total liabilities                                          387,563               374,576

Shareholders' deficit:
   Convertible Preferred stock, $.001 par value;
     1,500,000 shares authorized; 1,498,395
     shares issued and outstanding                                1,498                 1,498
   Convertible Preferred stock, $1.00 par value;
     3,500,000 shares authorized; No
     shares issued and outstanding                                    -                     -
   Common stock, $.001 par value; 50,000,000
     shares authorized; 49,848,919 shares issued
     and outstanding                                             49,849                49,849
Treasury stock                                                        -                     -
Additional paid-in capital                                   24,084,823            24,084,823
Deficit accumulated during the development stage            (24,522,197)          (24,432,232)
                                                          -------------    ------------------

     Total shareholders' deficit                               (386,027)             (296,062)
                                                          -------------    ------------------

     Total liabilities and shareholders' deficit         $        1,536   $            78,514
                                                          =============    ==================


Please read accompanying notes.        F-1


                                                  AGTSPORTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF OPERATIONS

                                                           (Unaudited)            (Unaudited)           January 6, 1986
                                                     Three Mo. Ended June 30, Nine Mo. Ended June 30, (Inception) through
                                                     -----------------------  ----------------------  -------------------
                                                         2003       2002       2003        2002       June 30, 2003
                                                       ---------  ---------  ---------  ----------  ---------------
Revenue:
Territory sales                                        $      -   $      -   $      -   $       -   $    1,612,009
Other revenue                                                 -          -          -           -        2,294,425
                                                       ---------  ---------  ---------  ----------  ---------------
                                                              -          -          -           -        3,906,434
                                                       ---------  ---------  ---------  ----------  ---------------
Expenses:
Cost of purchased goods for resale                            -          -          -           -          162,378
Salaries and director compensation                            -          -          -           -        3,421,109
Professional services (approximately 99% and 89%
paid to related parties in 2003 and 2002)                16,674     21,062     47,665      65,475        4,286,837
General and administrative                                7,115     13,112     32,944      32,543        3,578,959
Depreciation and amortization                               216        366        648       1,060        2,489,778
Advertising                                                   -          -          -           -          306,112
Contract services                                             -          -          -           -        4,985,397
Cost of unsuccessful offering                                 -          -          -           -           56,860
Travel and entertainment                                      -        120        153         408          919,834
Territory reacquisition                                       -          -          -           -        1,465,075
                                                       ---------  ---------  ---------  ----------  ---------------
Total expenses                                           24,005     34,660     81,410      99,486       21,672,339
                                                       ---------  ---------  ---------  ----------  ---------------

Preoperative loss                                       (24,005)   (34,660)   (81,410)    (99,486)     (17,765,905)

Other income (expenses):
Interest income                                               -          -          -           -            1,081
Rent income                                                   -          -          -           -           14,992
Interest expense                                         (2,888)      (814)    (8,477)     (1,364)        (722,401)
Loss on equity securities                                     -          -          -           .       (8,652,613)
(Loss) gain on disposal of assets                             -          -          -           -        2,814,846
Provision for loan loss                                       -          -          -           -         (528,342)
Equity in loss of joint venture                               -          -          -           -         (748,650)
Loss on purchase of subsidiaries                              -          -          -           -         (442,419)
Settlement of claims                                          -          -          -           -          (71,398)
Other income                                                  -          -          -           -           84,565
                                                       ---------  ---------  ---------  ----------  ---------------
Total other income (expenses), net                       (2,888)      (814)    (8,477)     (1,364)      (8,250,339)
                                                       ---------  ---------  ---------  ----------  ---------------

Net loss before extraordinary items and
provision for income taxes                              (26,893)   (35,474)   (89,887)   (100,850)     (26,016,244)

Provision for income taxes                                    -          -                               1,711,801
                                                       ---------  ---------  ---------  ----------  ---------------
Loss before extraordinary items                         (26,893)   (35,474)   (89,887)   (100,850)     (27,728,045)

Extraordinary items:
Debt forgiveness                                              -          -          -           -        1,812,911
Debt forgiveness (net of $390 and $100,690 in income                                                             -
taxes for 2001 and 2000, respectively)                                                                   1,164,319
Debt forgiveness - AGTsports Australia Pty Ltd.               -          -          -           -          339,155
                                                       ---------  ---------  ---------  ----------  ---------------

Net income (loss)                                      $(26,893)  $(35,474)  $(89,887)  $(100,850)  $  (24,411,660)
                                                       =========  =========  =========  ==========  ===============



Please read accompanying notes.        F-2



                                              AGTSPORTS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            (Unaudited)                   (Unaudited)
                                                    Three Months Ended June 30,   Nine Months Ended June 30,
                                                     -----------------------        -----------------------
                                                         2003          2002          2003          2002
                                                     -----------------------        -----------------------
Basic earnings per share
   Loss per common share before extraordinary items  $    (0.001)  $    (0.001)  $    (0.002)  $    (0.002)
   Extraordinary items per common share                        -             -             -             -
   Net income (loss) per common share                $    (0.001)  $    (0.001)  $    (0.002)  $    (0.001)
                                                     ------------  ------------  ------------  ------------

  Weighted-average shares of common stock outstanding 49,848,919    49,848,919    49,848,919    49,848,919

Fully diluted earnings per share
   Loss per common share before extraordinary items  $    (0.001)  $    (0.001)  $    (0.002)  $    (0.002)
   Extraordinary items per common share                        -             -             -             -
   Net income (loss) per common share                $    (0.001)  $    (0.001)  $    (0.002)  $    (0.002)
                                                     ------------  ------------  ------------  ------------

  Weighted-average shares of common stock outstanding 49,848,919    49,848,919    49,848,919    49,848,919
                                                     ============  ============  ============  ============




Please read accompanying notes         F-3


                                      AGTSPORTS, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS



                                                                             Period from
                                                         (Unaudited)       January 6, 1986
                                                      Nine Months Ended    (Inception) to
                                                            June 30,           June30,
                                                      --------------------  ------------
                                                        2003       2002         2003
                                                      ---------  ---------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities   $(33,530)  $(23,279)  $(5,060,529)
                                                      ---------  ---------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Return of capital - limited partnership                      -          -       500,000
Receipts from notes receivable                               -          -        80,772
Loans made                                                   -          -      (237,328)
Purchase/Disposal of assets                                  -       (377)     (364,462)
Purchase of stock in affiliate                               -          -       (10,000)
Proceeds from sale of investments                            -          -       277,739
Proceeds from insurance settlement                           -          -        17,749
                                                      ---------  ---------  ------------
Net cash provided by (used in) investing activities          -       (377)      264,470
                                                      ---------  ---------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of common stock options           -          -        54,363
Proceeds from issuance of common stock                       -          -     3,038,189
Payments on capital lease financing                          -          -       (20,976)
Principal payments on notes payable                    (19,000)         -      (157,106)
Advances from affiliates                                     -          -     1,421,542
Payments to affiliates                                       -          -      (509,317)
Advances on line of credit (net)                          (315)      (368)      156,839
Preferred stock dividends paid in cash                       -          -        (6,000)
Advances on notes payable                               14,000     23,000       818,534
                                                      ---------  ---------  ------------
Net cash provided by (used in) financing activities     (5,315)    22,632     4,796,068
                                                      ---------  ---------  ------------

Net increase (decrease) in cash                       $(38,845)  $ (1,024)  $         9
Cash at beginning of period                             38,854      1,024             -
                                                      ---------  ---------  ------------
Cash at end of period                                 $      9   $      -   $         9
                                                      ---------  ---------  ------------

Please read accompanying notes.        F-4



                                    AGTSPORTS, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS

                                                                            Period from
                                                            (Unaudited)    January 6, 1986
                                                         Nine Months Ended  (Inception) to
                                                               June 30,      June 30,
                                                         ----------------- ---------------
                                                             2003   2002       2003
                                                             -----  -----  ------------
Noncash financing and investing activities:
Common stock issued in connection with the
settlement of certain accrued liabilities                    $   -  $   -  $   175,106
                                                             ======  =====  ===========
Common stock issued in connection with the settlement
of notes payable                                             $   -  $   -  $ 1,631,506
                                                             ======  =====  ===========
Common stock issued in connection with the settlement
of accounts payable                                          $   -  $   -  $    61,487
                                                             ======  =====  ===========
Common stock issued in connection with the settlement
of certain accrued interest                                  $   -  $   -  $   164,638
                                                             ======  =====  ===========
Preferred stock issued in connection with settlement
of notes payable                                             $   -  $   -  $    12,175
                                                             ======  =====  ===========
Preferred stock issued in connection with settlement
of accounts payable                                          $   -  $   -  $     2,050
                                                             ======  =====  ===========
Preferred stock issued in connection with settlement
of accrued interest                                          $   -  $   -  $    71,356
                                                             ======  =====  ===========
Accrued dividends converted to note payable                  $   -  $   -  $    87,000
                                                             ======  =====  ===========
1 Par preferred stock converted to common stock             $   -  $   -  $   999,000
                                                             =====  =====  ============
Preferred stock dividends included in accounts payable       $   -  $   -  $    45,000
                                                             =====  =====  ============
Assets acquired and liabilities assumed in connection with
purchase of Tea Times of America, Inc.
Notes payable                                                $   -  $   -  $   218,500
                                                             ======  =====  ===========
Accrued liabilities                                          $   -  $   -  $    35,320
                                                             ======  =====  ===========
Accounts receivable                                          $   -  $   -  $     5,771
                                                             ======  =====  ===========
Goodwill                                                     $   -  $   -  $    28,682
                                                             ======  =====  ===========
Common stock retired in connection with termination
of VAST joint venture                                        $   -  $   -  $   119,350
                                                             ======  =====  ===========
Common stock issued in connection with acquisitions          $   -  $   -  $   174,880
                                                             ======  =====  ===========
Common stock issued in connection with the purchase
of royalty rights                                            $   -  $   -  $   125,000
                                                             ======  =====  ===========
Marketable securities received as contribution to capital    $   -  $   -  $   152,000
                                                             ======  =====  ===========
Marketable securities contributed to capital                 $   -  $   -  $  (152,000)
                                                             ======  =====  ===========
Additional paid in capital received                          $   -  $   -  $ 5,314,678
                                                             ======  =====  ===========
Additional paid in capital contributed                       $   -  $   -  $(5,314,678)
                                                             ======  =====  ===========
Issuance of common stock in exchange for investment
in joint venture                                             $   -  $   -  $   868,000
                                                             ======  =====  ===========
Issuance of common stock in exchange for liability to
issue common stock                                           $   -  $   -  $ 3,187,349
                                                             ======  =====  ===========
Loan assumed by shareholder                                  $   -  $   -  $    70,000
                                                             =====  =====  ============
Supplemental information:
Interest paid                                                $   -  $  80
                                                             =====  =====
Taxes paid                                                   $   -  $   -
                                                             =====  =====

Please read accompanying notes.        F-5

                                 AGTsports, Inc.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred net losses of $89,887 and $100,850 for the nine months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and September 30, 2002, the Company has a net working capital deficit of $387,554 and $298,222, respectively, and a shareholders' deficit of $386,027 and $296,062, respectively all of which raise substantial doubt about the Company's ability to continue as a going concern. Management has developed plans intended to remedy these conditions. These plans include seeking other sources of financing such as the completion of a possible business combination and the sale of common stock. No assurances can be given as to the success of these plans. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE  3  -  CHANGES  IN  SECURITIES

During the Quarter ended June 30, 2003, there were no changes in the securities of the Company.

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2003, the Company had no current business operations. The Company has experienced operating expenses of $81,410 for the nine-month period ending June 30, 2003 and $99,486 for the same period in 2002. The revenues for the period were none in 2003 or 2002. For the nine months ended June 30, 2003 the Company reported a net loss of $89,887. Losses can be expected to continue until a profitable business is achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

Liquidity and Capital Resources

The Company had $9 in cash capital at the end of the period. The Company will be forced to either borrow money or make private placements of stock in order to fund any limited operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

ITEM  3:  Controls  and  Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.

ITEM  1.  Legal  Proceedings

During the quarter ended June 30, 2003, the Company was not a party to, nor aware of, any legal proceedings involving the Company that, in the opinion of Management, were material to the future of the Company.

ITEM  2.  Changes  in  Securities

None.

ITEM  3.  Default  on  Senior  Securities

None.

ITEM  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to a vote of the Security Holders during this reporting period.

ITEM  5.  Other  Information

As of June 30, 2003, the Company had no other reportable events which were not previously disclosed in the below referenced exhibits and reports. The Company's Articles of Incorporation as amended entitle it to transact any lawful business or businesses for which corporations may be incorporated pursuant to the Colorado Corporation Code. The Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company. The Company's plan is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented by persons or firms seeking the perceived advantages of a corporation which reports under Section 13 and 15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. The Company anticipates that the selection process of such potential business opportunities will be complex and extremely risky, and no assurance can be provided the Company will be successful in these endeavors.

ITEM  6.  Exhibits  and  Reports  on  Form  8-K

(a) Reports on Form 8-K: No reports on Form 8-k were filed by the company during the quarter ended June 30, 2003.

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

                         AGTsports, Inc.

Dated:  June 30, 2003                              By:  /s/  Cory J. Coppage
                                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:  June 30, 2003                              By:  /s/  Cory J. Coppage
                                                        President

CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER - SARBANES-OXLEY ACT SECTION
                                302 CERTIFICATION

I, Cory J. Coppage, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of AGTsports, Inc.;

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

Date: July 25, 2003

/s/ Cory Coppage
-----------------------
Cory Coppage
Chief Executive Officer
Chief Financial Officer


In stating that the above matters are true "based on his knowledge," the signer does not mean that he knows such matters to be true, but means that after reasonable inquiry he does not know of any facts which indicate to him that such matters are not true. He further notes that there are no "other certifying officers."

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of AGTSports, Inc. (the "Company") on Form 10-QSB for the quarterly period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cory Coppage, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Cory Coppage
-----------------------
Cory Coppage
Chief Executive Officer
Chief Financial Officer

July 25, 2003