Form 10KSB
period 2003-09-30
HEALTHRENU MEDICAL INC
filed 2004-01-13
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from           to
                                    -----------    -------------

                        Commission file number 000-21914

                            HEALTHRENU MEDICAL, INC.
        ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    84-1022287
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

        307 South Friendswood Drive, Suite E-1, Friendswood, Texas 77546
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 996-8100
                        -------------------------------
                        (Registrant's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the most recent fiscal year ended September 30, 2003 were $26,281.

     The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of January 13, 2004, was approximately $48,135,888.

     As of January 13, 2004 the issuer had 19,499,364 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            HEALTHRENU MEDICAL, INC.
                                  FORM 10-KSB
                          YEAR ENDED September 30, 2003
                                      INDEX

                                     Part I

    Item 1.             Description of Business                              3

    Item 2.             Description of Property                              6

    Item 3.             Legal Proceedings                                    7

    Item 4.             Submission of Matters to a Vote of
                        Security Holders                                     7


                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters                                  7

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation                                    9

    Item 7.             Financial Statements                                F-1

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                           14

    Item 8A.            Controls and Procedures                              15


                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act                    16

    Item 10.            Executive Compensation                               17

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related Stockholders
                        Matters                                              18

    Item 12.            Certain Relationships and Related
                        Transactions                                         18

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits                                       19

                        (b)   Reports on Form 8-K                            21

    Item 14.          Principal Accountant Fees and Services                 21

    Signatures                                                               22


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10 KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HealthRenu Medical, Inc. ("HealthRenu", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to September 30, 2003.

BUSINESS DEVELOPMENT

HealthRenu Medical, Inc. (the "Company") was originally incorporated in Colorado as American Merger Control, Inc. on January 6, 1986. In 1990, the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. During the fiscal years ended September 30, 1991 and through September 30, 1998, the Company's business plan was to pursue providing technological and software services to golf and related industries. In 1998, the Company abandoned this business plan. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a "shell" (or "blank check") company whose sole purpose was to search for and enter into new business opportunities.

On September 4, 2003, the Company merged into AGTsports, Inc., the Company's wholly-owned Nevada subsidiary. As a result of the merger, the Company was reincorporated in Nevada.

On September 26, 2003, AGTsports, Inc., Health Renu, Inc, a Delaware corporation (hereinafter "Health Renu") and the former Health Renu Shareholders entered into an Exchange Agreement whereby Health Renu became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Health Renu Shareholders.

The exchange agreement represented a recapitalization of Health Renu, Inc. with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible asset is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. The Company emerged as the surviving financial reporting entity under the agreement, but AGTSports, Inc. (which changed its name to HealthRenu Medical, Inc.) remained as the legal reporting entity.

For the last three (3) years and since its inception, Health Renu has been in the medical research and development stage, with a focus on creating and improving its skin care and wound care products. During this three-year period, Health Renu had very little production or revenue. As a result of the acquisition of Health Renu and a change in business focus, the Company changed its name to HealthRenu Medical, Inc. Hereinafter, a reference to the Company includes a reference to Health Renu and vice-versa unless otherwise provided.

BUSINESS OF THE ISSUER

The Company is a biotechnology company that develops, produces and distributes proprietary products for personal skin care and wound care under the Health Renu'(R) brand name. The products are all natural and provide nutrients and proteins which may aid the body in its healing process.

PRINCIPAL PRODUCTS

The Company has developed a product line (the "Product Line" or "Finished Products") consisting of the following eight (8) products:

     DERM-ALL GEL
     Used for non-healing wounds, pressure ulcers, diabetic ulcers, and surgical wounds.

     SKIN RENU PLUS
     Used for diabetic neuropathy, circulation, skin prep for pre-opt surgery patients, used in post-opt surgical wound care for preventive care against possible staph infection and more rapid recovery and scar reduction of the wound site.

     SKIN RENU LOTION
     Diabetic preventive skin care, preventive skin care for pressure ulcers, dermatitis, eczema, age spots, chronic bruising associated with thin skin, skin condition for thin skin, chronic dry skin, cracked hands, and preventive care against latex allergies.

     SKIN RENU
     Used for age spots, bruising, and burns. Important for people with serious allergic reactions to insect bites.

     RENU CARE
     Used as a non-rinse cleanser for bed patients, provides skin protection and can be used for stage 1 pressure ulcers (bedsores).

     DEEP RELIEF
     Has the transdermal ability to penetrate through skin layers, transferring anti-inflammatory ingredients through muscle tissue to the inflamed joints. Made with a heat action and used for severe arthritis.

     HEALTH RENU SPORTS MEDICINE
     Has the transdermal ability to penetrate through skin layers, transferring anti-inflammatory ingredients through muscle tissue to the inflamed joints. Made with peppermint oil which gives a peppermint fragrance as well as an anti-inflammatory action. Made with more of a mild heat action.

     FACIAL SOAP
     Used for facial skin disorders-contains omega 3,6 & 9 fatty acids as well as vitamins.

DISTRIBUTION

The Company distributes its products directly to consumers and to nursing homes, surgery centers, pharmacies and other medical markets throughout the United States. The products are registered for such sale and distribution by the United States Federal Drug Administration (the "FDA"). Most of the Company's sales revenue is from sales of its products directly to consumers. Historically, most of the Company's sales had been to consumers, nursing homes, home health care, pharmacies, smaller medical supply companies, family clinics, and orthopedic surgeons, with some sales to hospitals.

COMPETITION

The market for healthcare products is estimated at 150 billion dollars, of which the Company has acquired less than one-percent (1%) market share with its Product Line. The Company will depend on marketing efforts to increase its market share. The Company believes that with an aggressive marketing campaign it can quickly generate more revenue and establish its Product Line nationwide. The Company's cost for research and development is fully paid. The Company intends to spend approximately 40% of its resources to increase its market share over the next twelve months.

The Company plans to compete based on the effectiveness of its products. The Company's products are effective and work better than similar products offered by competitors. The Company intends to operate with minimal overhead costs by outsourcing its shipping, receiving, purchasing, and production functions.

SOURCES  AND  AVAILABILITY  OF  ESSENTIAL  INGREDIENTS

The Company has developed multiple sources for the supply of essential ingredients used in its products. The Company has secured access to these ingredients at all phases of product development. The Company believes that this access will allow the Company to react quickly to demand as well as cultivate a long-term, quantifiable supply of its products.

DEPENDENCE  ON  ONE  OR  A  FEW  CUSTOMERS

The Company does not currently depend on any one or a few customers.

INTELLECTUAL PROPERTY

The Company owns the registered trademark, Health Renu'(R). The Company does not hold any patents or licenses.

NEED FOR GOVERNMENT APPROVAL

The Company has satisfied FDA requirements with respect to its finished products for sales directly to consumers and medical related companies. The products are considered over the counter products ("OTC"). The Company is currently developing new OTC products for which it will need to meet FDA requirements in order to sell these products to consumers and medical related companies. All production of products is outsourced to FDA certified labs.

RESEARCH AND DEVELOPMENT OVER PAST TWO YEARS

The Company is continually developing new products to aid in personal skin and wound care for its customers. Research and development is an integral part of the Company and is conducted on an on-going basis. As new products are developed and tested, they will continually be brought to the market. The Company estimates that it has spent $1,090 and $50,354 for the fiscal years ended September 30, 2002 and September 30, 2003, respectively, for research and development.

Dr. Dan Sparks MD-surgeon, is completing a clinical write-up of the use of the products for pre-opt & post-opt surgical wound care. The write-up covers a two-year period of time that has resulted in the design of two new products that will be stated in the write-up. Dr. Sparks began his work in 2001. At the present time, Dr. Sparks' work is continuing and ongoing. The Company paid Dr. Sparks 200,000 shares as compensation for his services.

EMPLOYEES

The Company has three (3) full-time employees. The Company contracts with consultants to assist in numerous areas of the Company's operations and development. Additionally, the Company outsources key functions to control costs and keep its overhead low. The Company will hire other full-time employees on an as needed basis.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company has an office at 307 South Friendswood Drive, Suite E-1, Friendswood, Texas 77546. Friendswood is a suburb located Southeast of Houston, Texas. The Company has entered into a one (1) year lease for 1,300 square feet of office space for the Friendswood office. The lease provides for monthly payments of $1,300.

Effective April 30, 2002 the Company entered into a lease agreement with the father of the President and major stockholder of the Company to lease 33 acres of land in Rosebud, Texas to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of September 30, 2003 no lease payments were made, and included in accounts payable is $4,250 related to this lease.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of filing of this report, the Company was not a party to, nor aware of, any legal proceedings involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the recapitalization in September 2003, a majority of shareholders of the AGTsports, Inc., via written consent to action without a meeting of the shareholders, approved a name change to HealthRenu Medical, Inc., an 850:1 reverse stock split, and reauthorization of 50,000,000 shares of common stock. The number of shares consenting to the action was 77,751,513 out of 113,847,314 pre-split eligible to vote.

Prior to the recapitalization in September 2003, the majority Series 2000A preferred shareholders, via written consent, without a meeting, approved an 850:1 reverse stock split of the preferred shareholders and a conversion of the Series 2000A preferred stock following the reverse stock split into common stock on a one for one basis.

Prior to the recapitalization in September 2003, a majority of shareholders of the Company, via signed written consent approved a Plan of Merger whereby the Company merged into its wholly-owned Nevada subsidiary, and thus, was reincorporated in Nevada. There were 81,797,905 votes for, and 243,900 votes against, the Plan of Merger out of a total of 113,847,314 pre-split votes.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "AGTP" and was changed to "HRUM" in connection with the Company's name change on September 15, 2003.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations are believed to reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.



                                             Bid Prices

Quarter Ended                      High                       Low
------------------                 -----                      -----
September 30, 2003                 0.65                        0.01
June 30, 2003                      0.65                        0.01
March 31, 2003                     0.01                        0.01
December 31, 2002                  0.01                        0.003
September 30, 2002                 0.005                       0.001
June 30, 2002                      0.01                        0.005
March 31, 2002                     0.03                        0.01
December 31, 2001                  0.01                        0.005
September 30, 2001                 0.02                        0.001

There were 964 holders of record of the common stock as of September 30, 2003. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the Company's securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Company's securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

On September 26, 2003, the Company issued 15,447,699 shares of its common stock, $.001 par value per share (the "Common Stock"), which were not registered under the Securities Act of 1933, as amended (the "Act"), pursuant to an Exchange Agreement whereby Health Renu became a wholly-owned subsidiary of the Company. The number of shares issued excludes the conversion of $379,902 of notes and accrued wages into 379,902 shares of Common Stock that were issued during the fiscal year ending September 30, 2004. The Company claims the exemption from registration afforded by Rule 506 of Regulation D under the Act.

Prior to the recapitalization, AGTsports, Inc. amended its Articles of Incorporation on August 1, 2003, to authorize 500,000 shares of Series 2003A Preferred Stock, $.001 par value per share. The Series 2003A Preferred Stock was designated with 125 votes per share entitling the holder thereof to vote on all shareholder matters at any meeting of the shareholders of AGTsports, Inc. On that same date, the Board of Directors issued all 500,000 shares of the Series 2003A Preferred Stock to Randy Mullins as a signing bonus pursuant to an employment agreement under which Mr. Mullins will serve as Chairman and Chief Executive Officer of the Company. Mr. Mullins subsequently returned all 500,000 shares of Series 2003A Preferred Stock to the Company, which in turn, cancelled the same. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

In November and December of 2003, the Company issued 450,000 shares of restricted Common Stock to Randy Mullins for joining the Company as chief executive officer and 50,000 restricted shares in cancellation for a note payable. On January 12, 2004, the Company issued an aggregate of 187,500 shares of restricted Common Stock to Randy Mullins for his services as chief executive officer pursuant to his employment contract through December 31, 2003. The shares were not registered under the Securities Act of 1933, as amended
(the "Act"). The Company claims an exemption from registration afforded by
Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient has access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

On August 28, 2000 the board of directors authorized the issuance of 1,500,000 shares of "Series 2000A" convertible preferred stock with a par value of $.001 per share. Each share is convertible at the option of the shareholder to one share of Common Stock. Shares of the Series 2000A automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the Series 2000A preferred shareholders. As of September 30, 2003, there were 1,763 (or 1,498,395 pre-1:850 reverse split) shares outstanding. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients took the shares for investment and not resale and the Company took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuances and no underwriting discounts or commissions were paid by the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

OVERVIEW

On September 26, 2003, the Company acquired 100% of the outstanding shares of Health Renu pursuant to an Exchange Agreement. As a result of the Exchange Agreement, Health Renu became a wholly-owned subsidiary of the Company, control of the Company shifted to the former Health Renu Shareholders and the Company changed its name to HealthRenu Medical, Inc. For the last three (3) years and since its inception, Health Renu has been in the medical research and development stage, with a focus on creating and improving it's skin care and wound care products. During this period, Health Renu had very little production or revenue. Due to a combination of an overwhelmingly positive response from users of the Company's products, increased access to healthcare providers and an aggressive marketing plan, the Company anticipates increased sales during the next fiscal year.

The Company's management estimates that the wound care industry is a six billion dollar a year industry. The wound care industry consists primarily of maintaining non-healing wounds (i.e., wounds that do not heal). According to the 2000 U.S. Census, someone in the U.S. turns 50 years of age every seven seconds. The 50 year and older age group is the fastest growing age group in the U.S. With that age group come various types of skin disorders, non-healing diabetic ulcers, diabetic neuropathy, pressure ulcers, arthritis, heart disease and surgery. A high number of 50 to 60 year olds have aging parents that live in nursing homes. The elderly are living longer lives, but at a high cost for medical care.

Medicare or Medicaid cover some of cost of providing non-healing wound care to senior citizens who are covered by those programs. In the context of non-healing wound care provided by institutional healthcare providers, the Company's products are currently not specifically reimbursable by insurance companies, but are classified as costs associated with providing services to the patient.

Approximately 28 million U.S. households have taken on the responsibility to care for aging parents. Many of the problems they face in taking on this responsibility concern skin care, circulation and arthritis. Due to aging and poor immune systems, the body loses its ability to maintain production of certain fatty acids and amino acids that are critical for maintaining normal body function. Due to this problem, there are very few medical treatments that have any affect in treating skin diseases of the elderly and many of the treatments that seem to have some success also have serious side effects.

The Company believes that its products have a positive effect in treating certain skin conditions, especially those of the elderly with little or no known side effects. All of the Company's products use omega-3, omega-6 and omega-9 essential fatty acids. These essential fatty acids contained in the Company's products are recognized by the body as natural substances. When treating wounds or providing care of the skin, essential fatty acids increase blood flow to the affected areas. When blood flow increases, it aids the body's natural ability to heal, providing a positive response to the affected area. These essential fatty acids are readily absorbed by the body. The body uses these ingredients to aid in healing and does not fight them off as foreign. The Company anticipates that a clinical study will be published on the positive effects of its product's, however, there is currently no such published report.

MARKETING STRATEGY

The Company's products are currently used for skin care and wound care. The Company's products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. The Company is aggressively pursuing additional uses for its products in other areas of the medical field. For example, the Company is researching using its products as transdermal carriers of other medications into the body, which would result in many different applications for the Company's products.

Most of the Company's sales revenue is from sales of its products directly to consumers. Historically, most of the Company's sales have been to hospitals, walk-in clinics and nursing homes in the area of emergency, non-healing wounds of the human body such as staph infections, diabetic ulcers, and amputations. The Company intends to pursue other business opportunities that compliment its products.

Most of the Company's sales as a result of test marketing have been to household consumers, nursing homes, home health care, family clinics, pharmacies, surgeons and some hospital sales. The Company has completed the production of TV commercials to advertise its products. The Company will begin to air the commercials in 2004. The Company's management expects that the TV commercials will provide not only an increase in sales, but also name brand recognition for the products in preparation for placing the products into drugstore chains.

COMMITMENTS FOR CAPITAL EXPENDITURES

The Company currently has sufficient raw material to produce inventory. Lab costs associated with the production of this inventory are approximately $150,000 for which the Company will need external financing.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED SEPTEMBER 30, 2003 ("2003") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2002 ("2002")

The Company experienced a substantial decrease in sales of $52,221 (or 67%) for the fiscal year ended September 30, 2003 to $26,281 as compared to $78,502 for the fiscal year ended September 30, 2002. During the fiscal year ended September 30, 2003, the Company was primarily focused on expansion. The decrease in sales was due to the Company's use of available capital for expansion purposes. The Company established its corporate offices in Houston, Texas. The Company used funds to accomplish the recapitalization discussed in Note 1 to the accompanying financial statements. The Company would have ordinarily allocated the funds that it used for the recapitalization to promote the Company's products.

Gross profit for the fiscal year ended September 30, 2003 decreased $19,647 (or 110%) to a negative $1,774 compared to a positive $17,873 for the fiscal year ended September 30, 2002. Gross profit as a percentage of sales ("gross profit margin") decreased to nil for the fiscal year ended September 30, 2003 from 23% for the fiscal year ended September 30, 2002. The decrease was attributable to the significant decrease in sales and a higher proportion of cost of sales to sales.

General and administrative ("G&A") expenses were $444,910 and $110,258 for the years ended September 30, 2003 and 2002, respectively. The increase in G&A is also due to the Company's expansion efforts. The Company added administrative personnel to assist in managing the anticipated growth of the Company. The Company hired experienced senior management personnel to provide for the anticipated growth.

The Company incurred $561,982 of expense, which included stock-based compensation of $487,500, related to the Company's recapitalization in September, 2003.

Interest expense decreased to $698 for the fiscal year ended September 30, 2003 from $3,465 for the fiscal year ended September 30, 2002. The Company has $16,403 of notes payable to stockholders, discussed below. The Company pays approximately 10% interest on these notes.

As  of September 30, 2003, the Company had an accumulated deficit of $1,323,922.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended September 30, 2003 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, its ongoing investment in research and development and its recent expansion. Consequently, the Company has been dependent on external financing to fund its cash requirements.

As of September 30, 2003, the Company's cash totaled $17,684 and total current assets were $75,358. Inventory at September 30, 2003 was $46,903 consisting of $31,841 of work-in-progress and $15,062 of finished goods.

As of September 30, 2003, the Company's accounts payable totaled $78,004 of which $17,500 was accrued pursuant to a consulting agreement and $4,250 was accrued pursuant to a related party lease agreement, discussed below. Total current liabilities were $98,242, of which $16,403 were notes payable to stockholders.

It is imperative that the Company raise capital to implement its business plan. The Company will require approximately $500,000 of additional financing to implement its business plan. At this time, no such additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its aggressive marketing strategy and maintain its current operations. Without additional capital funding, the Company believes it cannot continue to operate in 2004 and could not expand or meet its business objectives. If the Company does not receive external financing, its revenue stream would not expand, would likely decrease and significant opportunities would be lost which would be a limiting factor on the Company's growth. In the event that the Company does not receive external financing, the Company's management would streamline the business to exist on the available cash flow.

The Company is currently exploring all opportunities to raise the capital necessary to develop it business operations.

There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales, marketing efforts and research and development programs. Any additional financing may involve dilution to the Company's then-existing shareholders.

RISK FACTORS

Dependence Upon External Financing. It is imperative that the Company raise capital to expand its operations and stay in business. The Company requires capital of approximately $500,000 to implement its business plan. If the Company is unable to obtain debt and/or equity financing upon terms that its management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its business strategy and maintain its current operations.

Even if Product is Successful, The Company May Be Unable to Sell Its Product. In the event that the Company is successful in completing its product, there can be no assurance that the Company will be able to sell its products at all, or enough at quantities and prices needed to maintain operations.

Risk of Conflict With Respect to Purchase of Raw Materials. The Agricultural Research Group (hereinafter "ARG"), of which Darrell Good, the Company's President, is a beneficial owner, is planning to supply the Company with raw materials for the Company's products. This may impose a conflict as Mr. Good has an interest in both ARG and the Company with the risk that the Company may not receive the best possible price for such raw materials. As a director of the Company Mr. Good is bound by a duty of loyalty which requires that directors act in good faith and not allow personal interests to override the interests of the Company and its stockholders as a group.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company as audited by Ham, Langston & Brezina, LLP, are enclosed herein.


                            HEALTHRENU MEDICAL, INC.





                              FINANCIAL STATEMENTS
                     WITH REPORT OF INDEPENDENT ACCOUNTANTS
                AS OF SEPTEMBER 30, 2003 AND FOR THE YEARS ENDED
                           SEPTEMBER 30, 2003 AND 2002

                            HEALTHRENU MEDICAL, INC.
                                TABLE OF CONTENTS

                                                               PAGE(S)
                                                               -------

Report of Independent Accountants                                 F-1

Financial Statements:

  Balance Sheet as of September 30, 2003                          F-2

  Statement of Operations for the years ended
    September 30, 2003 and 2002                                   F-3

  Statement of Stockholders' Equity for the years
    ended September 30, 2003 and 2002                             F-4

  Statement of Cash Flows for the years ended
    September 30, 2003 and 2002                                   F-5

Notes to Financial Statements                                     F-6

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------



To the Board of Directors and Stockholders of HealthRenu Medical, Inc.


We have audited the accompanying balance sheet of HealthRenu Medical, Inc. (the "Company") as of September 30, 2003, and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthRenu Medical, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.




                                        /s/  Ham,  Langston  &  Brezina,  L.L.P.


Houston, Texas
December 15, 2003


                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2003




ASSETS
------
Current assets:
  Cash and cash equivalents                               $    17,684
  Inventories                                                  46,903
  Employee receivable                                           5,771
  Other current assets                                          5,000
                                                          ------------

    Total current assets                                       75,358

Property and equipment, net                                    56,903
                                                          ------------

      Total assets                                        $   132,261
                                                          ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                        $    78,004
  Accounts payable-stockholder                                  3,235
  Sales tax payable                                               600
  Notes payable to stockholders                                16,403
                                                          ------------

    Total current liabilities                                  98,242
                                                          ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, Series 2000A, $0.001 par
    value; 1,500,000 shares authorized, 1,763 shares
    issued and outstanding at September 30, 2003                    2
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 15,506,962 shares issued and outstanding
    at September 30, 2003                                      15,507
  Additional paid-in capital                                  674,830
  Unissued common stock                                       698,602
  Stock subscription receivable                               (31,000)
  Accumulated deficit                                      (1,323,922)
                                                          ------------

      Total stockholders' equity                               34,019
                                                          ------------

        Total liabilities and stockholders' equity        $   132,261
                                                          ============





                 See accompanying notes to financial statements.
                                       F-2



                            HEALTHRENU MEDICAL, INC.
                            STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                               YEAR ENDED SEPTEMBER 30,
                                              -------------------------
                                                  2003         2002
                                              ------------  -----------
Sales                                         $    26,281   $   78,502

Cost of sales                                      28,055       60,629
                                              ------------  -----------

    Gross profit (loss)                            (1,774)      17,873

General and administrative expenses               444,910      110,258

Cost of recapitalization                          561,982            -
                                              ------------  -----------

    Loss from operations                       (1,008,666)     (92,385)

Interest expense                                     (698)      (3,465)
                                              ------------  -----------

    Net loss                                  $(1,009,364)  $  (95,850)
                                              ============  ===========


Weighted average shares outstanding             9,567,894    8,891,974
                                              ============  ===========

Basic and diluted net loss per common share   $     (0.11)  $    (0.01)
                                              ============  ===========




                 See accompanying notes to financial statements.
                                       F-3


                                                    HEALTHRENU MEDICAL, INC.
                                              STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002



                                                                       ADDITIONAL    COMMON       STOCK
                               PREFERRED STOCK     COMMON STOCK         PAID-IN       STOCK    SUBSCRIPTION   ACCUMULATED
                               SHARES    AMOUNT    SHARES     AMOUNT    CAPITAL     UNISSUED    RECEIVABLE     DEFICIT     TOTAL
                             ---------  -------  ----------  -------  ----------  -----------  ------------  ------------  --------
Balance at September 30, 2001      -    $     -   8,877,807  $ 8,878  $ 220,839   $        -   $         -   $  (218,708) $ 11,009

Common stock issued for cash       -          -      17,000       17     16,983            -             -             -    17,000

Cash received for common stock
  not yet issued                   -          -           -        -          -      127,600             -             -   127,600

Rent contributed by a stock-
  holder                           -          -           -        -      3,000            -             -             -     3,000

Net loss                           -          -           -        -          -            -             -       (95,850)  (95,850)
                             ---------  -------  ----------  -------  ----------  -----------  ------------  ------------  --------

Balance at September 30, 2002      -          -   8,894,807    8,895    240,822      127,600             -      (314,558)   62,759

Common stock issued for cash       -          -   2,317,392    2,318    197,682            -       (31,000)            -   169,000

Common stock issued for
  liabilities                      -          -      50,000       50     49,950            -             -             -    50,000

Effect of Exchange Agreement    1,763         2      59,263       59   (379,363)     379,302             -             -         -

Common stock issued for ser-
  vices                            -          -   4,024,250    4,024    399,300            -             -             -   403,324

Common stock issued for em-
  ployee compensation              -          -      36,000       36     35,964            -             -             -    36,000

Issuance of common stock for
  committed stock                  -          -     125,250      125    127,475     (127,600)            -             -         -

Shares issuable for consult-
  ing services                     -          -           -        -          -      274,300             -             -   274,300

Shares issuable for employee
  compensation                     -          -           -        -          -       45,000             -             -    45,000

Rent contributed by stock-
  holder                           -          -           -        -      3,000            -             -             -     3,000

Net loss                           -          -           -        -          -            -             -  (1,009,364) (1,009,364)
                             ---------  -------  ----------  -------  ----------  -----------  ------------  ------------  --------

Balance at September 30, 2003   1,763   $     2  15,506,962  $15,507  $ 674,830   $  698,602   $   (31,000) $(1,323,922)  $ 34,019
                             =========  =======  ==========  =======  ==========  ===========  ============  ============  ========



                 See accompanying notes to financial statements.
                                       F-4


                            HEALTHRENU MEDICAL, INC.
                            STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2003 AND 2002


                                                       YEAR  ENDED  SEPTEMBER  30,
                                                      ---------------------------
                                                           2003         2002
                                                       ------------  ----------
Cash flows from operating activities:
  Net loss                                             $(1,009,364)  $ (95,850)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                             4,905       3,330
    Rent expense contributed by stockholder                  3,000       3,000
    Cost of recapitalization-net liabilities assumed        24,482           -
    Cost of recapitalization-stock-based compensation      487,500           -
    Stock-based compensation for services                  190,124           -
    Stock-based employee compensation                       81,000           -
    Changes in operating assets and liabilities:
      Accounts receivable                                   16,276     (14,672)
      Employee receivable                                   (5,771)          -
      Other current assets                                  (5,000)          -
      Inventories                                            2,771     (18,906)
      Accounts payable                                      68,335      16,099
      Sales tax payable                                        477        (567)
                                                       ------------  ----------

        Net cash used in operating activities             (141,265)   (107,566)
                                                       ------------  ----------

Cash flows from investing activities:
  Purchase of fixed assets                                 (13,179)    (10,616)
                                                       ------------  ----------

        Net cash used in investing activities              (13,179)    (10,616)
                                                       ------------  ----------

Cash flows form financing activities:
  Decrease in book overdraft                                     -     (11,624)
  Payments on notes payable                                (10,000)     (1,666)
  Proceeds from issuance of common stock                   169,000      17,000
  Proceeds from common stock not yet issued                      -     127,600
                                                       ------------  ----------

        Net cash provided by financing activities          159,000     131,310
                                                       ------------  ----------

Increase in cash and cash equivalents                        4,556      13,128

Cash and cash equivalents, beginning of year                13,128           -
                                                       ------------  ----------

Cash and cash equivalents, end of year                 $    17,684   $  13,128
                                                       ============  ==========


Supplemental disclosure of cash flow information:
  Cash paid for interest                               $       698   $   3,465
                                                       ============  ==========

  Cash paid for income taxes                           $         -   $       -
                                                       ============  ==========

  Non-cash investing and financing activities:
    Issuance of common stock as payment of liability   $    50,000   $       -
                                                       ============  ==========





                 See accompanying notes to financial statements
                                       F-5

                            HEALTHRENU MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
       ---------------------------------------------------------------

BACKGROUND
----------

HealthRenu Medical, Inc. (the "Company"), a Nevada corporation, is headquartered in Friendswood, Texas, with operations in Guntersville, Alabama. The Company produces and distributes various skin care products primarily to the home health care and other medical markets throughout the United States.

The Company was originally incorporated in Delaware as Health Renu, Inc. in 1997. In September 2003, upon completion of a recapitalization through acquisition of a non-operating public shell, the name was changed to HealthRenu Medical, Inc. The public shell had no significant assets or operations at the date of acquisition. The Company assumed all liabilities of the public shell that remained on the date of the acquisition. The historical financial statements presented herein are those of HealthRenu Medical, Inc., and its predecessor, Health Renu, Inc.

The non-operating public shell used to recapitalize the Company was originally incorporated in Colorado as American Merger Control, Inc and subsequently adopted name changes to Ultratech Knowledge Systems, Inc., and AGTsports, Inc. In 2003, the Company was reincorporated in the state of Nevada and subsequently changed its name to its current name, HealthRenu Medical, Inc.

Following  is  a  summary  of  the  Company's  significant  accounting policies.

USE  OF  ESTIMATES
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

REVENUE  RECOGNITION
--------------------

Revenue  is  recognized  when  products  are  shipped.

CONCENTRATIONS  OF  CREDIT  RISK
--------------------------------

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company maintains its cash in well-known banks selected based upon management's assessment of the banks' financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Accounts receivable generally arise from sales of various skin care products to the home health care and other medical markets throughout the United States. Collateral is generally not required for credit granted.

CASH  EQUIVALENTS
-----------------

For purposes of reporting cash flows, the Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.



                                    Continued
                                       F-6

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to twenty-five years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

INVENTORIES
-----------

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis.

SHIPPING  AND  DELIVERY  COSTS
------------------------------

The cost of shipping and delivery are charged directly to cost of sales at the time of shipment.

RESEARCH  AND  DEVELOPMENT
--------------------------

Research and development activities are expensed as incurred, including costs relating to patents or rights, which may result from such expenditures. Research and development expense for the years ended September 30, 2003 and 2002 was $50,354 and $1,090, respectively.

INCOME  TAXES
-------------

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

LOSS  PER  SHARE
----------------

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented.

IMPAIRMENT  OF  LONG-LIVED  ASSETS
----------------------------------

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset's estimated fair value to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.



                                    Continued
                                       F-7

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
---------------------------------------

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

COMPREHENSIVE  INCOME
---------------------

Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company's financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income
(loss)  and  net  income  (loss)  are  identical.

STOCK-BASED  COMPENSATION
-------------------------

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The implementation of SFAS No. 141 did not impact the Company's financial position or results of operations because the Company did not complete any business combinations, other than a recapitalization (See Note 2), or record any significant intangibles during the years ended September 30, 2003 or 2002.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 eliminates the amortization of goodwill and requires that goodwill be reviewed annually for impairment. SFAS No. 142 also requires that the useful lives of previously recognized intangible assets be reassessed and the remaining amortization periods be adjusted accordingly. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and affects all goodwill and other intangible assets recorded on the Company's balance sheet at that date, regardless of when the assets were initially recorded. The implementation of SFAS No. 142 did not have a material impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The implementation of SFAS No. 143 did not have a material impact on the Company's results of operation or financial position.




                                    Continued
                                       F-8

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
----------------------------------------------

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The implementation of SFAS No. 144 did not have a material impact on the Company's results of operation or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145, which is to be applied to all periods presented, is effective for the Company beginning January 1, 2003. The implementation of SFAS No. 145 did not have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. SFAS No. 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, is effective for the Company beginning January 1, 2003 and is applied on a prospective basis. The implementation of SFAS No. 146 did not have a material impact on the Company's results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method proforma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires similar disclosures in interim financial statements. The Company did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, but did adopt the transition and disclosure requirements of SFAS No. 148 during the year ended September 30, 2003.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The implementation of SFAS 149 did not have any effect on the Company's financial position or results of operations.





                                    Continued
                                       F-9

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


1.     BACKGROUND  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES, CONTINUED
       -------------------------------------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS,  CONTINUED
----------------------------------------------

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted SFAS 150 on June 1, 2003. This statement did not have a material impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. Initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified. The disclosure requirements are effective immediately. The adoption of FIN 45 did not impact the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that companies that control another entity through interests other than voting interests should consolidate the controlled entity. FIN 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest in after that date. The related disclosure requirements are effective immediately. The implementation of FIN 46 did not have a material effect on the Company's financial position or results of operations.


2.     RECAPITALIZATION
       ----------------

In September 2003, Health Renu, Inc. entered into an agreement whereby Health Renu, Inc. agreed to exchange 100% of the issued and outstanding shares of its common stock and $50,000 for approximately 99% or 15,447,699 shares of the issued and outstanding common stock of AGTSports, Inc. (a non-operating public shell corporation). The agreement represented a recapitalization of Health
Renu, Inc. with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible asset is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. The Company emerged as the surviving financial reporting entity under the agreement, but AGTSports, Inc. (which changed its name to HealthRenu Medical, Inc.) remained as the legal reporting entity.




                                    Continued
                                      F-10

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.     INVENTORIES
       -----------

Inventories  consist  of  the  following  at  September  30,  2003:

     Work-in-process                                                $   31,841
     Finished  goods                                                    15,062
                                                                    ----------

                                                                    $   46,903
                                                                    ==========

4.     PROPERTY  AND  EQUIPMENT
       ------------------------

Property  and  equipment  consisted  of  the  following  at  September 30, 2003:

       Furniture  and  fixtures                                     $    2,427
       Buildings  and  equipment                                        79,279

       Less:  accumulated  depreciation                               (24,803)
                                                                    ----------

         Property  and  equipment,  net                             $   56,903
                                                                    ==========


Depreciation expense for the years ended September 30, 2003 and 2002 was $4,905 and $3,330, respectively.


5.     NOTES  PAYABLE  TO  STOCKHOLDERS
       --------------------------------

Notes  payable to stockholders consisted of the following at September 30, 2003:

Notes  payable  to  a  stockholder,  accruing  interest
  at  10%  to  27%,  principal  and  interest  due  on
  demand.  These  notes  are  not  collateralized.                  $    7,403

Note  payable  to  a  stockholder,  interest  due  monthly
  at  10%  per  year,  principal  due  on  January  15,  2003.
  This  note  is  not  collateralized.                                   8,000

Note  payable  to  a  stockholder,  accruing  interest  at
  10%,  principal  and  interest  due  on  June  1,  2004.
  This  note  is  not  collateralized.                                   1,000
                                                                    ----------

    Total  notes  payable  to  stockholders                         $   16,403
                                                                    ==========


6.     INCOME  TAXES
       -------------

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2003, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $1,333,372 which expire in various tax years through 2023. Under the provisions of Section 382 of the Internal Revenue Code an ownership change in the Company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.


                                    Continued
                                      F-11

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED
                                   __________


6.     INCOME  TAXES,  CONTINUED
       -------------------------

The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2003 are as follows:

  Deferred  tax  assets:
    Net  operating  losses                                          $  453,346
    Valuation  allowance                                              (453,346)
                                                                    ----------

      Net  deferred  tax  asset  (liability)                        $     -
                                                                    ===========


The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2003 and 2002 is as follows:
                                           2003                     2002
                                   --------------------     --------------------
                                    AMOUNT     PERCENT       AMOUNT     PERCENT
                                   --------     -------     --------     -------

  Benefit  for  income  tax  at
    federal  statutory  rate     $  343,184      34.0%     $   31,824      34.0%
  Non-deductible  expense               (42)        -              (4)        -
  Increase  in  valuation
    allowance                      (343,142)    (34.0)        (31,820)    (34.0)
                                  ----------    -------     ----------   -------

                                 $        -         -%     $        -         -%
                                  ==========    =======     ==========   =======


7.     COMMITMENTS  AND  CONTINGENCIES
       -------------------------------

LEASES
------

The Company leases office space and facilities under operating leases which expire at various dates through 2012. These leases require monthly rent payments. The leases do not generally include renewal options; however, the Company intends to renew its leases in the normal course of business. Future minimum lease payments on leases having initial or noncancellable lease terms in excess of one year at September 30, 2003 are as follows:

                             OPERATING
                               LEASES
                              -------

       2004                $   17,300
       2005                     3,000
       2006                     3,000
       2007                     3,000
       2008                     3,000
       Thereafter              10,750
                           ----------

       Total  payments     $   40,050
                           ==========


Total rent expense for the years ended September 30, 2003 and 2002 was $7,190 and $5,250, respectively.




                                    Continued
                                      F-12

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.     COMMITMENTS  AND  CONTINGENCIES,  CONTINUED
       -------------------------------------------

CONSULTING  AGREEMENT
---------------------

In August 2001 the Company entered into a consulting agreement with an individual whereby he is to provide various marketing and other consulting services to the Company for a fee of $3,500 per month and 653,664 shares of the Company's common stock. The shares were to be earned and issued only upon the successful completion of the Company becoming a publicly traded company. The agreement was subsequently canceled and a new agreement was entered into. The new agreement, effective October 1, 2003, has a term of five years and provides for $9,000 of compensation per month. In addition to monthly compensation, the consultant will receive 4% of each closed transaction involving fund raising and completed mergers and acquisitions. Included in accounts payable at September 30, 2003 is $17,500 owed to this individual.

EMPLOYMENT  AGREEMENT
---------------------

In September 2003, the Company entered into an employment agreement with its chief executive officer. The one-year employment agreement provides for an annual salary as well as a one time issuance of 450,000 shares of restricted stock upon signing of the agreement and 37,500 shares of restricted stock per month as part of the base salary compensation. As of September 30, 2003 the value of the shares of approximately $45,000 has been included in unissued stock. In addition, the agreement provides for six (6) months of compensation in the event of non-renewal of the contract by the Company for reasons other than cause and reimbursement of non-elective medical expenses incurred by the Chief Executive Officer.


8.     PREFERRED  STOCK
       ----------------

Prior to the recapitalization, the Company was authorized to issue 5,000,000 shares of convertible preferred stock, $.001 par value. The convertible preferred stockholders had priority rights to dividend distributions and liquidation distributions over the common stockholders in the event of dissolution. As of September 30, 2002 there were no shares of preferred stock issued and outstanding.

As a result of the recapitalization, the new articles of incorporation of the Company stipulate that the Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value. Of the 5,000,000 authorized shares, 1,500,000 shares of preferred stock have been designated Series 2000A Convertible Preferred stock (Series 2000A Preferred). The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders at the election of the board of directors. No dividends have been declared as of September 30, 2003. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders. As of September 30, 2003, there are 1,763 shares of Series 2000A Preferred stock outstanding. No other preferred stock is outstanding at September 30, 2003.



                                    Continued
                                      F-13

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED



9.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

One of the Company's offices is located in the home of a major stockholder of the Company. The stockholder has not charged the Company rent for this space. The fair market value of the rent has been estimated at approximately $250 per month. Therefore, included in the accompanying statement of operations is $3,000 of rent expense for each of the years ended September 30, 2003 and 2002.

During the years ended September 30, 2003 and 2002, the Company issued stock with a value of approximately $46,000 and $0, respectively to a company owned by the President of the Company for research and development services.

Effective April 30, 2002 the Company entered into a lease agreement with the father of the chief executive officer and major stockholder of the Company to lease 33 acres of land in Texas to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of September 30, 2003 no lease payments were made and included in accounts payable is $4,250 related to this lease.




10.     SUBSEQUENT  EVENTS
        ------------------

Effective November 1, 2003, the Company entered into an employment agreement with its President. The one-year employment agreement provides for an annual salary as well as six months of compensation in the event of non-renewal of the contract by the Company for reasons other than cause. The agreement also stipulates that the Company will reimburse the President for all non-elective medical expenses incurred out of pocket.

On November 25, 2003, the Company entered into a one-year consulting agreement with an individual. As compensation for these services, the consultant will receive 25,000 shares of the Company's common stock.

In October, November and December 2003, 3,779,302 shares of common stock were issued for common stock committed at September 30, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2002 and 2001, the firm of Brimmer, Burke & Keelan, LLP ("Brimmer") served as the Company's auditors. Effective October 8, 2003, the Board of Directors of the Company approved the change of accountants. On that date, management of the Company dismissed Brimmer and engaged Ham, Langston & Brezina, LLP of Houston, Texas as its principal independent public accountant to audit its financial statements for the fiscal years ended September 30, 2003 and September 30, 2002.

Ham, Langston & Brezina, LLP succeeded Brimmer. Brimmer's report on the financial statements of the Company (formerly AGTSports, Inc.) from the date of its incorporation on January 6, 1986 through September 30, 2002 and any later interim period up to and including the date the relationship with Brimmer ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company's two most recent fiscal years ending September 30, 2002 and any later interim period, including the interim period up to and including the date the relationship with Brimmer ceased, there have been no disagreements with Brimmer on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Brimmer would have caused Brimmer to make reference to the subject matter of the disagreement(s) in connection with its report on the Company' financial statements. Since the Company's incorporation on January 6, 1986, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

The Company authorized Brimmer to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company requested that Brimmer review the disclosure and Brimmer was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company in the Report on Form 8-K filed on October 30, 2003. Such letter was filed as an exhibit to such Form 8-K.

The Company had not previously consulted with Ham, Langston & Brezina, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Brimmer, the Company's previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company's incorporation on January 6, 1986 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Brimmer ceased. Neither had the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Ham, Langston & Brezina, LLP reviewed the Company's disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). Ham, Langston & Brezina, LLP did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

                                                               Served as a
 Name                   Age      Position                     Director Since:
 ----                   ---      --------                     ---------------
Randy Mullins           50     Chief Executive Officer         August 2003
                               and Chairman

Darrell Good            48     Director and President          September 2003

Randy Mullins, CPA, has served as our CEO and Chairman of the Board of Directors since August 2003. Prior to joining the Company, Mr. Mullins had been a self employed CPA since June 2001. From May 2000 to June 2001, Mr. Mullins worked for Innovative Physician Solutions as a Clinic Manager and Analyst. Prior to that, Mr. Mullins had been a self-employed CPA since January 1997. Mr. Mullins has over twenty years of business and financial management experience working with private and public companies. Mr. Mullins received a Bachelors degree in accounting from Texas Tech University. Mr. Mullins is a licensed CPA in the State of Texas and has been a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants - Panhandle Chapter, the Healthcare Financial Management Association, and the Medical Group Management Association.

Darrell Good has served as our President and as a Director since September 2003. Mr. Good founded Health Renu, Inc., the Company's wholly-owned subsidiary ("Health Renu") in 1996. Mr. Good currently serves as President of Health Renu and has served as such since 1997. With the help of a pharmaceutical firm, Mr. Good developed the formulas for Health Renu's products that are currently being used in the medical field for treatment of various types of skin disorders and non-healing wounds. The main focus of these products is in geriatric skin and wound care and treatment of diabetic ulcers. Darrell Good has served full-time for Health Renu since September of 1997. Mr. Good attended Tennessee Temple University. Mr. Good was involved with civil engineering, highway construction, land development, home construction and offshore drilling from 1980-1997.

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all
Section  16(a)  forms  filed  by  such  reporting  persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2003. Based on stockholder filings with the SEC, Randy Mullins and Darrell Good are subject to Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. The Company has not had adequate time to adopt such a code of ethics as the Company had a change in control during the fourth quarter of the fiscal year ended September 30, 2003 as reported on the Form 8-K filed on September 29, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.



                     SUMMARY COMPENSATION TABLE

                                                        LONG-TERM COMPENSATION
                                                   ----------------------------------
                            ANNUAL COMPENSATION          AWARDS       PAYOUTS
                          -----------------------  ------------------ -------
                                                           SECURITIES
                                                            UNDERLY-
                                           OTHER     RE-      ING               ALL
                                           ANNUAL  STRICTED OPTIONS/           OTHER
NAME AND PRINCIPAL                         COMPEN-  STOCK     SARs     LTIP    COMPEN-
    POSITION        YEAR  SALARY   BONUS   SATION  AWARD(S) (NUMBER)  PAYOUTS  SATION
------------------  ----  -------  -----   ------  -------- --------  -------  ------
Randy Mullins,      2003  $ 3,000     --      --   450,000(1)   --        --       --
CEO and Director

Darrell Good,       2003  $59,575     --      --       --       --        --       --
President and
Director

Cory Coppage,       2003  $38,241     --      --       --       --        --       --
Former CEO and      2002  $60,000     --      --    22,500      --        --       --
Director            2001  $60,000     --      --       --       --        --       --

    (1)     These shares were issued in December 2003.

EMPLOYMENT AGREEMENTS

On August 1, 2003 AGTsports, Inc entered into an employment agreement with Randy Mullins as Chief Executive Officer for a term of three (3) years. Pursuant to that agreement, which has been amended, as discussed below, Mr. Mullins was to receive an annual salary of $72,000, and a one-time stock bonus of 500,000 Series 2003A preferred stock of the Company. During September 2003, HealthRenu Medical, Inc. (formerly AGTsports, Inc.) amended the previous employment agreement with Mr. Mullins. Pursuant to the amended agreement, Mr. Mullins is to serve as the Company's Chief Executive Officer for a term of twelve (12) months, to receive an annual salary of $72,000, and as additional consideration to receive 1) 450,000 shares of the Company's Common Stock for joining the Company; and 2) 37,500 shares of the Company's Common Stock per month for each full month of service to a maximum of 450,000 shares, provided that the Board of Directors of the Company has not previously exercised its discretion to cancel such additional consideration. The agreement is renewable upon the mutual agreement of the parties. If the Company fails to renew the contract, for reasons other than cause, then Mr. Mullins is entitled to six (6) months compensation at the rate in effect at the time of the non renewal.

On November 1, 2003 the Company entered into an Employment Agreement with Darrell Good as President and as a Director of the Company for a term of one (1) year. Pursuant to the agreement Mr. Good is to receive a salary of $7,000 per month. The agreement is renewable upon the mutual agreement of the parties. If the Company fails to renew the contract, for reasons other than cause, then Mr. Good is entitled to six (6) months compensation at the rate in effect at the time of the non renewal.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 13, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

    Name and Address of                    Shares Owned            % of Class
    Beneficial Owner                      Beneficially(1)             Owned
    -------------------                   ---------------           ---------
    Randy Mullins                            800,000(2)                4.1%
    16107 Affirmed Way
    Friendswood, Texas 77546

    Darrell Good                           8,115,000(3)               41.6%
    212 Forest Landing Road
    Guntersville, Alabama 35976

    All Officers and Directors             8,915,000                  45.5%
    as a Group (2 people)

(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of January 13, 2004, there were 19,499,364 shares of common stock outstanding.

(2) Includes 112,500 shares of common stock that Mr. Mullins will earn pursuant to his employment agreement with the Company for his service as chief executive officer which are issuable within approximately sixty (60) days of this report. Mr. Mullins has not been issued the 112,500 shares discussed as of the date of this report.

(3) Includes 740,000 shares issued to Agricultural Research Group, of which Darrell Good the Company's President is a beneficial owner, 795,000 shares issued to Cheryl Good, the wife of Darrell Good, and 1,080,000 shares issued to the six children of Mr. Good and his wife, collectively.

CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2003, the Company's subsidiary's former office was located in the home of its President. The President has not charged the Company rent for this space. The Company reported $3,000 of rent expense for the years ended September 30, 2003 and 2002 for use of the office space.

The Company has $7,403 of notes payable to Darrell Good, the Company's President, at a rate of 10% per annum.

The Company has $3,235 of accounts payable to Darrell Good as of September 30, 2003.

Effective April 30, 2002 the Company entered into a lease agreement with the father of the president and major stockholder of the Company to lease 33 acres of land in Rosebud, Texas to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of September 30, 2003 no lease payments were made and included in accounts payable is $4,250 related to this lease.

In November 2003, Randy Mullins, the Company's Chief Executive Officer received 50,000 shares for cancellation of a note.

In December 2003, Randy Mullins, the Company's Chief Executive Officer received 450,000 shares for joining the Company.

In January 2004, Randy Mullins, the Company's Chief Executive Officer received 187,500 shares in consideration for services rendered pursuant to his employment contract, as amended.

The Agricultural Research Group (hereinafter "ARG"), of which Darrell Good, the Company's President, is a beneficial owner, is planning to supply the Company with raw materials for the Company's products.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

Exhibit No.           Description of Exhibit
----------            ----------------------
2.1                  Articles of Merger                      (2)

2.2                  Plan of Merger                          (2)

2.3                  Exchange Agreement                      (3)

3.1                  Articles of Amendment to Articles of
                     Incorporation                           (1)

3.2                  Articles of Incorporation               (2)

3.3                  Articles of Amendment to Articles of
                     Incorporation                           (2)

3.4                  Articles of Amendment to Articles of
                     Incorporation                           (2)

3.5                  Bylaws                                  (2)

10.1                 Employment Agreement between Randy
                     Mullins and AGTsports, Inc.             (1)

10.2                 Employment Agreement between Darrell
                     Good and HealthRenu Medical, Inc.        *

10.3                 Amended Employment Agreement between
                     Randy Mullins and Healthrenu Medical,
                     Inc. (formerly AGTsports, Inc.)          *

10.4                 Consulting Agreement between Rob
                     Prokos and Health Renu Medical, Inc.    (5)

10.5                 Consulting Agreement between Greg
                     Lemon and Health Renu Medical, Inc.     (5)

10.6                 Consulting Agreement between Michael
                     McClere and Health Renu Medical, Inc.   (5)

15.1                 Letter from Brimmer, Burek and Keelan,
                     LLP, Certified Public Accountants       (4)

31                   Certification of the Chief Executive
                     Officer and Chief Financial Officer
                     pursuant to Section 302 of the Sarbanes-
                     Oxley Act of 2002                        *

32                   Certification of the Chief Executive
                     Officer and Chief Financial Officer
                     pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002                        *

(1) Filed as Exhibits 3.1 and 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 6, 2003, and incorporated herein by reference.

(2) Filed as Exhibits 2.1, 2.2, 3.1, 3.2, 3.3 and 3.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.

(3) Filed as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 29,2003, and incorporated herein by reference.

(4) Filed as Exhibit 15.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 19, 2003 and incorporated herein by reference.

(5) Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company's Form S-8 filed with the Securities and Exchange Commission on November 26, 2003

*     Filed herein

     (b)  REPORTS ON FORM 8-K

The Company filed the following three reports on Form 8-K during the last quarter of the fiscal period covered by this report:

(1) Form 8-K filed on August 6, 2003, to report the appointment of a new CEO and Chairman, the resignation of directors and officers, an amendment to the articles of incorporation to authorize 500,000 shares of Series 2003A Preferred Stock, and the issuance of the such preferred stock to the new CEO and Chairman.

(2) Form 8-K filed on September 18, 2003, to report a parent/subsidiary merger, an amendment to the articles of incorporation regarding a name change and a reverse stock split, and new trading symbol for the Company's common stock.

(3) Form 8-K filed on September 29, 2003, authorization of a reverse merger, the resignation and appointment of officers and directors, amended bylaws, and the intent of a name change

The Company filed the following two reports on Form 8-K subsequent to the last quarter of the fiscal period covered by this report:

(4) Form 8-K filed on October 30, 2003, to dismiss the former accountant and appoint a new principal independent public accountant.

(5) Form 8-K/A filed on November 26, 2003, to amend the Form 8-K filed on September 29, 2003, to report audited financial information of Health Renu, Inc, a wholly-owned subsidiary. The Company provided an audited balance sheet of Health Renu, Inc. as of September 30, 2002 and 2001, and the related statement of operations, stockholders' equity and cash flows for the years then ended as well as the Company's unaudited pro-forma combined balance sheet as of the nine-month period ended June 30, 2003 and the fiscal year September 30, 2002, as if the reverse merger, which was not completed until September 2003, had been completed as of those dates, and the unaudited pro-forma combined statement of operations, stockholders' equity and cash flows for the periods then ended as if the reverse merger had occurred at the beginning of those periods.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $17,346 and $4,093, respectively. The aggregate fees billed for each of the fiscal years ended September 30, 2003 and 2002 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $1,625.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2003 and 2002 for products and services provided by the principal accountant, other than the services reported above was $3,425.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEALTHRENU MEDICAL, INC.

DATED: January 13, 2004                    By: /s/ Randy Mullins
                                             ------------------------
                                             Randy Mullins
                                             Chief Executive Officer and
                                             Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                      TITLE                          DATE

/s/ Randy Mullins         Chief Executive Officer        January 13, 2004
----------------------    and Director
Randy Mullins            (Principal Executive Officer)


/s/ Randy Mullins         Chief Financial Officer        January 13, 2004
----------------------    and Director
Randy Mullins            (Principal Financial Officer)

Exhibit 10.2



                              EMPLOYMENT AGREEMENT


     This Employment Agreement ("Agreement") is made and effective this 1st day of November 2003, by and between HealthRenu Medical, Inc., a Nevada corporation, and any successor corporation (the "Company") and Darrell Good (the "Employee").

     WHEREAS, the Company recognizes the Employee's potential or future contribution to the growth and success of the Company and desires to provide for his continued employment by reinforcing and encouraging his continued attention and dedication to the Company; and

     WHEREAS, the Company wishes to retain Employee's services and access to the Employee's experience and knowledge; and

     WHEREAS, the Employee wishes to furnish services to the Company upon the terms, provisions and conditions herein provided; and

     WHEREAS, the Employee is willing to commit himself to continue to serve as an Employee of the Company on the terms and conditions herein provided;

     NOW, THEREFORE, in consideration of the foregoing and the agreements hereinafter contained, the parties hereby agree as follows:

1. Recitals. The "Whereas" clauses recited above are hereby incorporated by reference as though they were fully set forth herein.

     2. Employment. The Company hereby agrees to initially employ the Employee as its President and as a Director and the Employee hereby accepts such employment and directorship in accordance with the terms of this Agreement and the terms of employment applicable to regular employees of the Company. In the event of any conflict or ambiguity between the terms of this Agreement or the terms of employment applicable to regular employees, the terms of this Agreement shall control. Election or appointment of Employee to another office or position, regardless of whether such office or position is inferior to Employee's initial office or position, shall not be a breach of this Agreement.

3. Duties of Employee. During the term of this Agreement (as hereinafter defined), Employee will, upon reasonable request, serve as President of the Company as follows:

a.   Services  hereunder  shall  be  provided  as  an  employee  of the Company;

b. Employee may be required to devote up to forty (40) hours per week to the Company; and

c. Employee may oversee the Company's general business matters as requested by the Company.

     Employee shall devote his entire productive time, ability and attention to the business of the Company and shall perform all duties in a professional, ethical and businesslike manner. Employee will not, during the term of this Agreement, directly or indirectly engage in any other business, either as an employee, employer, consultant, principal, officer, director, advisor or in any other capacity, either with or without compensation, without the prior written consent of the Company.

4. Compensation. Beginning November 1, 2003, the Employee will be paid compensation as follows:

a.   A  base  salary  of  $7,000  (Seven  Thousand  Dollars)  per  month.

b. The Company agrees, at its option and when feasible, to institute an Executive Compensation Plan which may include the following: a stock option plan, a bonus plan and a deferred compensation plan. Participation in any or all of these plans (plus any future Executive Compensation Plans) are at the sole discretion of the Board of Directors.

5.   Benefits.

a. Holidays. Employee will be entitled to at least eleven (11) paid holidays and five (5) personal days each calendar year. The Company will notify Employee on or about the beginning of each calendar year with respect to the holiday schedule for the upcoming year. Personal days, if any, will be scheduled in advance subject to the requirements of the Company. Such personal days must be taken during the calendar year and cannot be carried forward into the next year.

b. Vacation. After six (6) months of continuous employment, Employee shall be entitled to three (3) weeks of paid vacation each year.

c. Sick Leave. Employee shall be entitled to sick leave and emergency leave according to the regular policies and procedures of the Company. Additional sick leave or emergency leave over and above paid leave provided by the Company, if any, shall be unpaid and shall be granted at the discretion of the board of directors of the Company.

d. Medical Insurance. The Employee and his dependents (eligible to receive coverage) shall be entitled to participate in the Company's health insurance program. The Company shall pay premiums for said insurance for the Employee and any dependents eligible to receive coverage under plans adopted by the Company, if any, pursuant to the Company's policies for said insurance. In addition to paying the premiums for medical insurance for Employee and his dependents, the Company shall reimburse Employee for all medical expenses incurred out of pocket, with the exception of elective medical procedures or treatment.

e. Pension and Profit Sharing Plans. Employee shall be entitled to participate in any pension or profit sharing plan or other type of plan adopted by the Company for the benefit of its officers and/or regular employees.

f. Expense Reimbursement. Employee shall be entitled to reimbursement for all reasonable expenses, including travel and entertainment, incurred by Employee in the performance of Employee's duties. Employee will maintain records and written receipts as required by the Company policy and reasonably requested by the board of directors to substantiate such expenses.

6. Term. The term of this Agreement (the "Term") shall begin November 1, 2003 and end on October 31, 2004. The term shall be for twelve (12) months. Thereafter, the Agreement shall be renewed upon the mutual agreement of the Employee and the Company. If the Company fails to renew the contract, for reasons other than cause, the Employee is entitled to six (6) months compensation at the rate in effect at the time of the non renewal. If Employee fails to renew, then Employee is bound by the terms of Section 9.

     In the event the Company is acquired or is the non-surviving party in a merger, or sells all or substantially all of its assets, this Agreement shall remain in full force and effect.

7.   Termination  by  the  Company.

a. With Cause. The Company may terminate the Employee's employment under this Agreement at any time for cause. For purposes of this Agreement, the term "cause" shall include one or more of the following: (i) misconduct and failure by the Employee to observe or perform any of his duties, as contemplated in this Agreement, as Employee; (ii) conviction of a crime involving moral turpitude, theft, embezzlement or continuing alcohol or drug abuse; (iii) fraudulent conduct by the Employee or any act of dishonesty in connection with the Company's business; or (iv) unauthorized competition with the Company, including the unauthorized use or disclosure of trade secrets, confidential or proprietary business information or the substantial breach of any material covenants. It is understood and acknowledged by the Company that the Company shall provide thirty (30) days written notice to Employee for those items referenced in (i), (iii), and
     (iv) above specifying the cause for termination and provide Employee an opportunity to cure such default before such default will serve as cause for termination.

     In the event of termination for cause, the Employee shall only be entitled to receive base salary or benefits set forth in Section 4 and Section 5 hereof, through the date of termination.

8. Confidential Information and Trade Secrets. During the term of this Agreement and thereafter, the Employee shall not, except as may be required to perform his duties hereunder or as required by applicable law or court order, disclose to others for use, whether directly or indirectly, any Confidential Information regarding the Company. The Employee acknowledges that such Confidential Information is specialized, unique in nature and of great value to the Company, and that such information gives the Company a competitive advantage. Upon the termination of his employment, the Employee will promptly deliver to the Company all documents maintained in any format (including electronic or print) and all copies thereof in his possession which contain any Confidential Information.

     The Employee agrees that all styles, designs, lists, materials, books, files, reports, correspondence, records, and other documents ("Company Material") used, developed or prepared by, provided to or made available to the Employee, shall be and shall remain the property of the Company. Upon the termination of his employment and/or the expiration of this Agreement, all Company Materials shall be returned immediately to the Company, and Employee shall not make or retain any copies thereof. The Employee understands and agrees that in the course of employment with the Company, the Employee will obtain access to and/or acquire Company trade secrets, including Confidential Information which are solely the property of the Company. Therefore, to protect such trade secrets, the Employee promises and agrees that during the term of this Agreement, and for a period of one
     (1) year thereafter, he will not influence or attempt to influence employees, customers, vendors, landlords or suppliers of the Company or any party in contract with the Company providing any services to the Company, either directly or indirectly, to divert their employment or business to or with any individual, partnership, firm, corporation or other entity then in competition with the business of the Company.

     "Confidential Information" shall mean information about the Company, the Company's respective clients and customers, and proprietary information that is not available to the general public and that was learned or developed by the Employee or developed, used or planned to be used by the Company during the term of Employee's employment by the Company, including, without limitation, any data, formulae, methods, information, proprietary knowledge, trade secrets, client and customer lists and all papers, resumes, records and other documents containing such Confidential Information.

9. Non-Competition Covenant. Except as otherwise provided herein, the Employee agrees that during the term of this Agreement and for a period of one (1) year after the termination of this Agreement, he will not directly or indirectly, without the prior written consent of the Company, provide general business services with or without pay, or own, manage, operate, join, control, participate in, or be connected as a stockholder, partner, or otherwise, with any business, individual, partner, firm, corporation, or other entity which is in competition with the Company.

10. Notices. For the purpose of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered personally, or by private overnight courier or mail services, postage prepaid or (unless otherwise specified) mailed by United States registered or certified mail, return receipt requested, postage prepaid, and addressed as follows:

If to Company:     HealthRenu Medical, Inc.
                   307 South Friendswood Drive, Suite E-1
                   Friendswood, Texas 77546

If to Employee:    Darrell Good
                  [ADDRESS]


11. Modification. No modification, change, addition, rescission, release, amendment or waiver of this Agreement and no approval, consent, or authorization required by any provision of this Agreement, may be made by any person except by a written agreement by a duly authorized officer or partner of the Company and the Employee.

12. Waiver. No delay, waiver, omission or forbearance (whether by conduct or otherwise) by any party hereto at any time to exercise any right, option, duty or power arising out of breach or default by the other party of any of the terms, conditions, or provisions of this Agreement to be performed by such other party shall constitute a waiver by such party or a waiver of such party's rights to enforce any right, option or power as against the other party or as to subsequent breach or default by such other party, and no explicit waiver shall constitute a waiver of similar or dissimilar terms, provisions or conditions, at the same time or at any prior or subsequent time.

13. Cumulative Rights. The rights of the Company hereunder are cumulative and no exercise or enforcement by the Company of any right or remedy hereunder will preclude the exercise or enforcement by the Company of any other right or remedy hereunder or which the Company is entitled by law to enforce.

14. No Assignment. The right of the employee or any other beneficiary under this Agreement to receive payments may not be assigned, pledged or encumbered, except by will or by the laws of descent and distribution, without the permission of the Company which it may withhold in its sole and absolute discretion.

15. Review of Agreement. The Employee has had full and adequate opportunity to read and review this Agreement and to be thoroughly advised of the terms and conditions of this Agreement by an attorney or other personal representative.

16. Binding Agreement. This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. In addition, this Agreement and the obligations and rights of the Company hereunder shall be binding on any person, firm, or corporation which is a successor-in-interest to the Company.

17. Final Agreement. This Agreement supersedes and terminates all prior agreements, either oral or in writing, between the parties and therefore, representations, inducements, promises or agreements alleged by either the Company or the Employee that are not contained in this Agreement will not be enforceable. There are no other oral or written understandings or agreements between the Company and the Employee relating to the subject matter of this Agreement. This Agreement will not supersede any written agreements or contracts that are signed concurrently with this Agreement.

18. Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

19. Headings. Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

20. Number and Gender. Whenever used, the singular shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders.

21. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

22. Severability. All provisions of this Agreement are severable and this Agreement will be interpreted and enforced as if all completely invalid or unenforceable provisions were not contained herein and partially valid and enforceable provisions will be enforced to the extent valid and enforceable. If any applicable law or rule of any jurisdiction requires a greater prior notice of the termination of this Agreement than is required hereunder or the taking of some other action not required hereunder, or if under any applicable law or rule of any jurisdiction, any provision of this Agreement or any specification, standard or operating procedure prescribed by the Company is invalid or unenforceable under applicable law then the prior notice or other action required by such law or rule will be substituted for the notice requirements hereof, or such invalid or unenforceable provision, specification, standard or operating procedure will be modified to the extent required to be valid and enforceable. Such modifications to this Agreement will be effective only in such jurisdiction.

23. Arbitration. The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim, or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in Harris County, Texas or such other place as may be mutually agreed upon by the parties. Within fifteen
     (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment. Each party shall bear an equal share of the arbitrator's expenses and administrative fees of arbitration, and the losing party shall reimburse the winning party for attorney's fees, arbitrator fees, and any other out of pocket expenses.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


HEALTHRENU MEDICAL, INC.

By: /s/ Randy Mullins
   ----------------------------
Its: Chief Executive Officer


EMPLOYEE
    /s/ Darrell Good
   ----------------------------
   Darrell Good
   Employee

Exhibit 10.3



                     Amendment No. 1 to EMPLOYMENT AGREEMENT


     This Employment Agreement ("Agreement") is made and effective this 1st day of August 2003, by and between HealthRenu Medical, Inc., Inc., a Nevada corporation, formerly AGTSports, Inc. and any successor corporation (the "Company") and Randy Mullins (the "Employee"). This Agreement supercedes the previous employment agreement between Mullins and AGTSports, Inc.

     WHEREAS, the Company recognizes the Employee's potential or future contribution to the growth and success of the Company and desires to provide for his continued employment by reinforcing and encouraging his continued attention and dedication to the Company; and

     WHEREAS, the Company wishes to retain Employee's services and access to the Employee's experience and knowledge; and

     WHEREAS, the Employee wishes to furnish executive services to the Company upon the terms, provisions and conditions herein provided; and

     WHEREAS, the Employee is willing to commit himself to continue to serve as an Employee of the Company on the terms and conditions herein provided;

     NOW, THEREFORE, in consideration of the foregoing and the agreements hereinafter contained, the parties hereby agree as follows:

1. Recitals. The "Whereas" clauses recited above are hereby incorporated by reference as though they were fully set forth herein.

2. Employment. The Company hereby agrees to initially employ the Employee as its Chief Executive Officer and the Employee hereby accepts such employment in accordance with the terms of this Agreement and the terms of employment applicable to regular employees of the Company. In the event of any conflict or ambiguity between the terms of this Agreement or the terms of employment applicable to regular employees, the terms of this Agreement shall control. Election or appointment of Employee to another office or position, regardless of whether such office or position is inferior to Employee's initial office or position, shall not be a breach of this Agreement.

3. Duties of Employee. During the term of this Agreement (as hereinafter defined), Employee will, upon reasonable request, serve as Chief Executive Officer of the Company as follows:

a.   Services  hereunder  shall  be  provided  as  an  employee  of the Company;

b. Employee may be required to devote up to forty (40) hours per week to the Company; and

c. Employee may oversee the Company's executive, financial and accounting matters as requested by the Company.

     Employee shall devote his entire productive time, ability and attention to the business of the Company and shall perform all duties in a professional, ethical and businesslike manner. Employee will not, during the term of this Agreement, directly or indirectly engage in any other business, either as an employee, employer, consultant, principal, officer, director, advisor or in any other capacity, either with or without compensation, without the prior written consent of the Company.

4. Compensation. Beginning September 15, 2003, the Employee will be paid compensation as follows:

a. A base salary of $72,000 (Seventy-Two Thousand Dollars) per year, after which time the Company will review and may increase such salary or maintain the status quo.

b. As additional consideration for signing this Agreement and for agreeing to abide and be bound by its terms, provisions and restriction, and in addition to all other benefits described in this Agreement, Employee shall receive shares of restricted Company common stock (the "Shares") according to the following terms: 450,000 shares upon signing of the employment agreement and 37,500 shares per month for each full month services are provided by Employee to the Company, subject to cancellation, in whole are in specified part, by the Board of Directors of the Company in its sole discretion, until such time as Employee receives an aggregate of 450,000 shares of Company common stock provided that the Board of Directors of the Company has not previously exercised its discretion to cancel such additional consideration. The Shares shall be issued and delivered to Employee on a monthly basis. The Company grants Employee piggy-back registration rights and agrees to register the resale of Shares received by the Employee pursuant to this Agreement on the first registration statement filed by the Company.

c. The Company agrees, at its option and when feasible, to institute an Executive Compensation Plan which may include the following: a stock option plan, a bonus plan and a deferred compensation plan. Participation in any or all of these plans (plus any future Executive Compensation Plans) are at the sole discretion of the Board of Directors.

5. Exemption from Registration. The Shares have not been registered under the Securities Act of 1933, as amended, and certificates representing same shall bear the following restrictive legend:

     "The securities represented by this certificate have not been registered under the Securities Act of 1933, as amended, or applicable state securities laws, and may not be sold, transferred, pledged or hypothecated without either: i) registration under the Securities Act of 1933, as amended, and applicable state securities laws, or ii) submission to the Company of an opinion of counsel, satisfactory to the Company that said securities and the transfer thereof are exempt from the registration requirements of the Securities Act of 1933 and applicable state securities laws."

6.   Benefits.

a. Holidays. Employee will be entitled to at least eleven (11) paid holidays and five (5) personal days each calendar year. The Company will notify Employee on or about the beginning of each calendar year with respect to the holiday schedule for the upcoming year. Personal days, if any, will be scheduled in advance subject to the requirements of the Company. Such personal days must be taken during the calendar year and cannot be carried forward into the next year.

b. Vacation. Upon signing, Employee shall be entitled to three (3) weeks of paid vacation each year.

c. Sick Leave. Employee shall be entitled to sick leave and emergency leave according to the regular policies and procedures of the Company. Additional sick leave or emergency leave over and above paid leave provided by the Company, if any, shall be unpaid and shall be granted at the discretion of the board of directors of the Company.

d. Medical Insurance. The Employee and his dependents (eligible to receive coverage) shall be entitled to participate in the Company's health insurance program. The Company shall pay premiums for said insurance for the Employee and any dependents eligible to receive coverage under plans adopted by the Company, if any, pursuant to the Company's policies for said insurance. In addition to paying the premiums for medical insurance for Employee and his dependents, the Company shall reimburse Employee for all medical expenses incurred out of pocket, with the exception of elective medical procedures or treatment.

e. Pension and Profit Sharing Plans. Employee shall be entitled to participate in any pension or profit sharing plan or other type of plan adopted by the Company for the benefit of its officers and/or regular employees.

f. Expense Reimbursement. Employee shall be entitled to reimbursement for all reasonable expenses, including travel and entertainment, incurred by Employee in the performance of Employee's duties. Employee will maintain records and written receipts as required by the Company policy and reasonably requested by the board of directors to substantiate such expenses.

g. Car allowance. The Company will provide to Employee a car allowance of $750 per month and reimburse Employee for annual car insurance. Employee is responsible for all automobile operating expenses incurred by Employee in the performance of any of Employee's Company duties.

7. Term. The term of this Agreement (the "Term") shall begin September 15, 2003 and end on September 30, 2004. The term shall be for twelve (12) months. Thereafter, the Agreement shall be renewed upon the mutual agreement of the Employee and the Company. If the Company fails to renew the contract, for reasons other than cause, the Employee is entitled to six
     (6) months compensation at the rate in effect at the time of the non renewal. If Employee fails to renew, then Employee is bound by the terms of section  10.

     In the event the Company is acquired or is the non-surviving party in a merger, or sells all or substantially all of its assets, this Agreement shall remain in full force and effect and all Shares will be treated as earned by Employee.

8.   Termination  by  the  Company.

a. With Cause. The Company may terminate the Employee's employment under this Agreement at any time for cause. For purposes of this Agreement, the term "cause" shall include one or more of the following: (i) misconduct and failure by the Employee to observe or perform any of his duties, as contemplated in this Agreement, as Employee; (ii) conviction of a crime involving moral turpitude, theft, embezzlement or continuing alcohol or drug abuse; (iii) fraudulent conduct by the Employee or any act of dishonesty in connection with the Company's business; or (iv) unauthorized competition with the Company, including the unauthorized use or disclosure of trade secrets, confidential or proprietary business information or the substantial breach of any material covenants. It is understood and acknowledged by the Company that the Company shall provide thirty (30) days written notice to Employee for those items referenced in (i), (iii), and
     (iv) above specifying the cause for termination and provide Employee an opportunity to cure such default before such default will serve as cause for termination.

     In the event of termination for cause, the Employee shall only be entitled to receive base salary or benefits set forth in Section 4 and Section 6 hereof, through the date of termination.

b. Effect of Termination. In the event this Agreement is terminated for cause by the Company or Employee shall resign, Employee shall be entitled to maintain the 450,000 shares issued upon the signing of the employment agreement and 37,500 Shares of the Shares issued to Employee pursuant to
     Section 4(b) hereof for each full month in which services were provided by Employee and the Board of Directors in its sole discretion had not previously cancelled such additional consideration.

9. Confidential Information and Trade Secrets. During the term of this Agreement and thereafter, the Employee shall not, except as may be required to perform his duties hereunder or as required by applicable law or court order, disclose to others for use, whether directly or indirectly, any Confidential Information regarding the Company. The Employee acknowledges that such Confidential Information is specialized, unique in nature and of great value to the Company, and that such information gives the Company a competitive advantage. Upon the termination of his employment, the Employee will promptly deliver to the Company all documents maintained in any format (including electronic or print) and all copies thereof in his possession which contain any Confidential Information.

     The Employee agrees that all styles, designs, lists, materials, books, files, reports, correspondence, records, and other documents ("Company Material") used, developed or prepared by, provided to or made available to the Employee, shall be and shall remain the property of the Company. Upon the termination of his employment and/or the expiration of this Agreement, all Company Materials shall be returned immediately to the Company, and Employee shall not make or retain any copies thereof. The Employee understands and agrees that in the course of employment with the Company, the Employee will obtain access to and/or acquire Company trade secrets, including Confidential Information which are solely the property of the Company. Therefore, to protect such trade secrets, the Employee promises and agrees that during the term of this Agreement, and for a period of one
     (1) year thereafter, he will not influence or attempt to influence employees, customers, vendors, landlords or suppliers of the Company or any party in contract with the Company providing any services to the Company, either directly or indirectly, to divert their employment or business to or with any individual, partnership, firm, corporation or other entity then in competition with the business of the Company.

     "Confidential Information" shall mean information about the Company, the Company's respective clients and customers, and proprietary information as defined herein, that is not available to the general public and that was learned or developed by the Employee or developed, used or planned to be used by the Company during the term of Employee's employment by the Company, including, without limitation, any data, formulae, methods, information, proprietary knowledge, trade secrets, client and customer lists and all papers, resumes, records and other documents containing such Confidential Information.

10. Non-Competition Covenant. Except as otherwise provided herein, the Employee agrees that during the term of this Agreement and for a period of one (1) year after the termination of this Agreement, he will not directly or indirectly, without the prior written consent of the Company, provide executive, financial and accounting services or other services with or without pay, or own, manage, operate, join, control, participate in, or be connected as a stockholder, partner, or otherwise, with any business, individual, partner, firm, corporation, or other entity which is in competition with the Company.

11. Notices. For the purpose of this Agreement, notices, demands and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered personally, or by private overnight courier or mail services, postage prepaid or (unless otherwise specified) mailed by United States registered or certified mail, return receipt requested, postage prepaid, and addressed as follows:

If to Company:     HealthRenu Medical, Inc.
                   307 South Friendswood Drive, Suite E-1
                   Friendswood, Texas 77546

If to Employee:    Randy Mullins
                   16107 Affirmed Way
                   Friendswood, Texas 77546


12. Modification. No modification, change, addition, rescission, release, amendment or waiver of this Agreement and no approval, consent, or authorization required by any provision of this Agreement, may be made by any person except by a written agreement by a duly authorized officer or partner of the Company and the Employee.

13. Waiver. No delay, waiver, omission or forbearance (whether by conduct or otherwise) by any party hereto at any time to exercise any right, option, duty or power arising out of breach or default by the other party of any of the terms, conditions, or provisions of this Agreement to be performed by such other party shall constitute a waiver by such party or a waiver of such party's rights to enforce any right, option or power as against the other party or as to subsequent breach or default by such other party, and no explicit waiver shall constitute a waiver of similar or dissimilar terms, provisions or conditions, at the same time or at any prior or subsequent time.

14. Cumulative Rights. The rights of the Company hereunder are cumulative and no exercise or enforcement by the Company of any right or remedy hereunder will preclude the exercise or enforcement by the Company of any other right or remedy hereunder or which the Company is entitled by law to enforce.

15. No Assignment. The right of the employee or any other beneficiary under this Agreement to receive payments may not be assigned, pledged or encumbered, except by will or by the laws of descent and distribution, without the permission of the Company which it may withhold in its sole and absolute discretion.

16. Review of Agreement. The Employee has had full and adequate opportunity to read and review this Agreement and to be thoroughly advised of the terms and conditions of this Agreement by an attorney or other personal representative.

17. Binding Agreement. This Agreement and all rights of the Employee hereunder shall inure to the benefit of and be enforceable by the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributes, devisees and legatees. In addition, this Agreement and the obligations and rights of the Company hereunder shall be binding on any person, firm, or corporation which is a successor-in-interest to the Company.

18. Final Agreement. This Agreement supersedes and terminates all prior agreements, either oral or in writing, between the parties and therefore, representations, inducements, promises or agreements alleged by either the Company or the Employee that are not contained in this Agreement will not be enforceable. There are no other oral or written understandings or agreements between the Company and the Employee relating to the subject matter of this Agreement. This Agreement will not supersede any written agreements or contracts that are signed concurrently with this Agreement.

19. Governing Law. This Agreement shall be construed and enforced in accordance with the laws of the State of Texas.

20. Headings. Headings used in this Agreement are provided for convenience only and shall not be used to construe meaning or intent.

21. Number and Gender. Whenever used, the singular shall include the plural, the plural the singular, and the use of any gender shall be applicable to all genders.

22. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

23. Severability. All provisions of this Agreement are severable and this Agreement will be interpreted and enforced as if all completely invalid or unenforceable provisions were not contained herein and partially valid and enforceable provisions will be enforced to the extent valid and enforceable. If any applicable law or rule of any jurisdiction requires a greater prior notice of the termination of this Agreement than is required hereunder or the taking of some other action not required hereunder, or if under any applicable law or rule of any jurisdiction, any provision of this Agreement or any specification, standard or operating procedure prescribed by the Company is invalid or unenforceable under applicable law then the prior notice or other action required by such law or rule will be substituted for the notice requirements hereof, or such invalid or unenforceable provision, specification, standard or operating procedure will be modified to the extent required to be valid and enforceable. Such modifications to this Agreement will be effective only in such jurisdiction.

24. Arbitration. The parties agree that they will use their best efforts to amicably resolve any dispute arising out of or relating to this Agreement. Any controversy, claim, or dispute that cannot be so resolved shall be settled by final binding arbitration in accordance with the rules of the American Arbitration Association and judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Any such arbitration shall be conducted in Harris County, Texas or such other place as may be mutually agreed upon by the parties. Within fifteen
     (15) days after the commencement of the arbitration, each party shall select one person to act as arbitrator, and the two arbitrators so selected shall select a third arbitrator within ten (10) days of their appointment. Each party shall bear an equal share of the arbitrator's expenses and administrative fees of arbitration, and the losing party shall reimburse the winning party for attorney's fees, arbitrator fees, and any other out of pocket expenses.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


HEALTHRENU MEDICAL, INC.

By: /s/ Darrell Good
   -----------------------------
Its: President and Founder
   -----------------------------


EMPLOYEE

   /s/ Randy Mullins
   -----------------------------
   Randy Mullins
   Employee

Exhibit 31


                                  CERTIFICATION

I, Randy Mullins, certify that:

1. I have reviewed this annual report on Form 10-KSB of HealthRenu Medical, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of HealthRenu Medical, Inc. as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for HealthRenu Medical, Inc. and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to HealthRenu Medical, Inc., including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of HealthRenu Medical, Inc.'s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in HealthRenu Medical, Inc.'s internal control over financial reporting that occurred during HealthRenu Medical, Inc.'s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, HealthRenu Medical, Inc.'s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to HealthRenu Medical, Inc.'s auditors and the audit committee of HealthRenu Medical, Inc.'s board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect HealthRenu Medical, Inc.'s ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in HealthRenu Medical, Inc.'s internal control over financial reporting.

Date:  January 13, 2004


                                   By: /s/Randy Mullins
                                   -------------------------------
                                   Randy Mullins,
                                   Chief Executive Officer and
                                   Chief Financial Officer

Exhibit 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Randy Mullins, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of HealthRenu Medical, Inc. on Form 10-KSB for the fiscal year ended September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of HealthRenu Medical, Inc.


                                     By:/s/ Randy Mullins
                                     --------------------------
                                     Name:  Randy Mullins
                                     Title: Chief Executive Officer and
                                     Chief Financial Officer
January 13, 2004