Form 10QSB
period 2003-12-31
HEALTHRENU MEDICAL INC
filed 2004-02-17
CIK 791118

FORM 10-QSB
(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                   For the quarterly period ended December 31, 2003.

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

     For the transition period from           to
                                   -----------  ----------

                        Commission file number 000-21914

                          HEALTHRENU MEDICAL, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    84-1022287
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

        307 South Friendswood Drive, Suite E-1, Friendswood, Texas 7546
                -------------------------------------------------
                    (Address of principal executive offices)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

     As of February 17, 2004 the issuer had 19,499,364 shares of common stock, $.001 par value per share outstanding.

ITEM 1.  FINANCIAL STATEMENTS


                            HEALTHRENU MEDICAL, INC.




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

                            HEALTHRENU MEDICAL, INC.
                                TABLE OF CONTENTS

                                                                PAGE(S)
                                                                -------

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of December 31,
    2003 and September 30, 2003                                    1

  Unaudited Condensed Statement of Operations for the
    three months ended December 31, 2003 and 2002                  2

  Unaudited Condensed Statement of Stockholders' Equity
    for the three months ended December 31, 2003                   3

  Unaudited Condensed Statement of Cash Flows for the
    three months ended December 31, 2003 and 2002                  4

Notes to Unaudited Condensed Financial Statements                  5


                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                    DECEMBER 31, 2003 AND SEPTEMBER 30, 2003


                                                         DECEMBER 31,   SEPTEMBER 30,
                                                            2003           2003
ASSETS                                                   (UNAUDITED)      (NOTE)
------                                                  ------------  ------------


Current assets:
  Cash and cash equivalents                              $       294   $    17,684
  Inventories                                                 45,906        46,903
  Employee receivable                                              -         5,771
  Other current assets                                         1,400         5,000
                                                         ------------  ------------

    Total current assets                                      47,600        75,358

Property and equipment, net                                   57,969        56,903
                                                         ------------  ------------

      Total assets                                       $   105,569   $   132,261
                                                         ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                       $   117,415   $    78,004
  Accounts payable-stockholder                                 4,397         3,235
  Sales tax payable                                                -           600
  Notes payable to stockholders                               16,403        16,403
                                                         ------------  ------------

    Total current liabilities                                138,215        98,242
                                                         ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, Series 2000A, $0.001
    par value; 1,500,000 shares authorized, 1,763
    shares issued and outstanding at December 31, 2003
    and September 30, 2003                                         2             2
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 19,311,864 and 15,506,962 shares issued
    and outstanding at December 31, 2003 and September
    30, 2003, respectively                                    19,312        15,507
  Additional paid-in capital                               1,373,327       674,830
  Common stock committed                                      18,750       698,602
  Stock subscription receivable                                    -       (31,000)
  Accumulated deficit                                     (1,444,037)   (1,323,922)
                                                         ------------  ------------

      Total stockholders' equity                             (32,646)       34,019
                                                         ------------  ------------

        Total liabilities and stockholders' equity       $   105,569   $   132,261
                                                         ============  ============



Note: The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.



       See accompanying notes to unaudited condensed financial statements.


                            HEALTHRENU MEDICAL, INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                 THREE MONTHS ENDED
                                                     DECEMBER 31,
                                              -------------------------
                                                  2003         2002
                                              ------------  -----------
Sales                                         $     2,897   $    8,643

Cost of sales                                       2,059       13,145
                                              ------------  -----------

    Gross profit (loss)                               838       (4,502)

General and administrative expenses               120,553       18,513
                                              ------------  -----------

    Loss from operations                         (119,715)     (23,015)

Interest expense                                      400            -
                                              ------------  -----------

    Net loss                                  $  (120,115)  $  (23,015)
                                              ============  ===========


Weighted average shares outstanding            16,733,917    8,992,146
                                              ============  ===========

Basic and diluted net loss per common share   $     (0.01)  $    (0.00)
                                              ============  ===========




       See accompanying notes to unaudited condensed financial statements.


                                                 HEALTHRENU MEDICAL, INC.
                                UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2003


                                                                      ADDITIONAL     COMMON       STOCK
                                PREFERRED STOCK      COMMON STOCK      PAID-IN       STOCK     SUBSCRIPTION  ACCUMULATED
                                SHARES  AMOUNT     SHARES    AMOUNT    CAPITAL     COMMITTED    RECEIVABLE     DEFICIT      TOTAL
                                ------  -------  ----------  -------  ----------  -----------  ------------  ------------ --------
Balance at September 30, 2003   1,763  $     2  15,506,962  $15,507  $  674,830  $  698,602   $   (31,000)  $(1,323,922) $ 34,019

Stock issued for services           -        -      25,000       25       2,925           -             -            -      2,950

Payment for subscription
  receivable                        -        -           -        -           -           -        31,000            -     31,000

Stock issued for committed
  stock                             -        -   3,779,902    3,780     694,822    (698,602)            -            -         -

Common stock committed for
  employee compensation             -        -           -        -           -      18,750             -            -     18,750

Rent contributed by stockholder     -        -           -        -         750           -             -            -        750

Net loss                            -        -           -        -           -           -             -      (120,115) (120,115)
                               ------  -------  ----------  -------  ----------  -----------  ------------  ------------ --------

Balance at December 31, 2003    1,763  $     2  19,311,864  $19,312  $1,373,327  $   18,750   $         -   $(1,444,037) $(32,646)
                               ======  =======  ==========  =======  ==========  ===========  ============  ============ ========





       See accompanying notes to unaudited condensed financial statements.


                            HEALTHRENU MEDICAL, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002


                                                     THREE  MONTHS  ENDED
                                                         DECEMBER  31,
                                                      -------------------
                                                         2003       2002
                                                      ----------  ---------
Cash flows from operating activities:
  Net loss                                            $(120,115)  $(23,015)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                          2,432      1,038
    Stock-based compensation for services                 2,950          -
    Stock-based employee compensation                    18,750          -
    Rent contributed by stockholder                         750          -
    Changes in operating assets and liabilities:
      Accounts receivable                                     -     15,335
      Employee receivable                                 5,771          -
      Other current assets                                3,600          -
      Inventories                                           997      3,600
      Accounts payable                                   40,573       (500)
      Sales tax payable                                    (600)         4
                                                      ----------  ---------

        Net cash used in operating activities           (44,892)    (3,538)
                                                      ----------  ---------

Cash flows from investing activities:
  Purchase of fixed assets                               (3,498)         -
                                                      ----------  ---------

        Net cash used in investing activities            (3,498)         -
                                                      ----------  ---------

Cash flows form financing activities:
  Proceeds from stock subscription receivable            31,000          -
                                                      ----------  ---------

        Net cash provided by financing activities        31,000          -
                                                      ----------  ---------

Decrease in cash and cash equivalents                   (17,390)    (3,538)

Cash and cash equivalents, beginning of period           17,684     13,128
                                                      ----------  ---------

Cash and cash equivalents, end of period              $     294   $  9,590
                                                      ==========  =========


Supplemental disclosure of cash flow information:
  Cash paid for interest                              $       -   $      -
                                                      ==========  =========

  Cash paid for income taxes                          $       -   $      -
                                                      ==========  =========




       See accompanying notes to unaudited condensed financial statements

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.     INTERIM  FINANCIAL  STATEMENTS
       ------------------------------

The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of HealthRenu Medical, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.


2.     ORGANIZATION
       ------------

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


3.     CRITICAL  ACCOUNTING  POLICIES
       ------------------------------

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


                                    Continued

                            HEALTHRENU MEDICAL, INC.
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED


3.     CRITICAL  ACCOUNTING  POLICIES,  CONTINUED
       ------------------------------------------

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

     INCOME  TAXES
     -------------

The difference between the 34% federal statutory income tax rate and amounts shown in the accompanying interim financial statements is primarily attributable to an increase in the valuation allowance applied against the tax benefit from utilization of net operating loss carryforwards.


4.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

One of the Company's offices is located in the home of a major stockholder of the Company. The stockholder has not charged the Company rent for this space. The fair market value of the rent has been estimated at approximately $250 per month. Therefore, included in the accompanying statement of operations is $750 of rent expense for each of the quarters ended December 31, 2003 and 2002.

Effective April 30, 2002 the Company entered into a lease agreement with the father of the chief executive officer and major stockholder of the Company to lease 33 acres of land in Texas to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of December 31, 2003 no lease payments were made and included in accounts payable is $5,000 related to this lease.


5.     EMPLOYMENT  AGREEMENTS
       ----------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed in Form 10-KSB for the year ended September 30, 2003.

Health Renu Medical, Inc. is a processor and manufacturer of products for skin care and wound care, with a wide range of applications. The Company was founded by Darrell Good with the help of a Dallas, Texas pharmaceutical firm. All Health Renu products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. A significant amount of research and development has occurred as well as extensive product testing.

The Company's products are specifically used for skin care and wound care. The Company's products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. The Company is aggressively pursuing additional uses for its products in other areas of the medical field. For example, the Company is researching using its products as transdermal carriers of other medications into the body, which would result in many different applications for the Company's products.

HealthRenu Medical currently has eight major products in their line, they include:

-     DERM-ALL GEL WOUND DRESSING
-     SKIN RENU' LOTION
-     SKIN RENU' SKIN THERAPY
-     SKIN RENU' PLUS CIRCULATION FORMULA
-     RENU' CARE SKIN-CARE WASH CREAM
-     HEALTH RENU' SPORT MEDICINE
-     HEALTH RENU' DEEP RELIEF PAIN RELIEVER
-     HEALTH RENU' FACIAL SOAP

The Company has exclusive usage of the formulas and has the right to purchase them as well. These products have provided a very simple, cost effective way in dealing with disorders without side affects and come with a satisfaction guarantee to the medical field as well as to the household consumer. All Health Renu products are registered with the Food and Drug Administration ("FDA").

Most of the Company's sales are as a result of test marketing to household consumers, nursing homes, home health care, family clinics, pharmacies, surgeons and some hospital sales. The Company has completed the production of TV commercials to advertise its products. The Company will begin to air the commercials in 2004. The Company's management expects that the TV commercials will provide not only an increase in sales, but also name brand recognition for the products in preparation for placing the products into drugstore chains.

Comparison of Operating Results

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues decreased from $8,643 for the three months ended December 31, 2003 to $2,897 for the three months ended December 31, 2002. The decrease in revenues is due to lack of funding to spend on advertising and inventory.

Cost of sales decreased from $13,145 for the three months ended December 31, 2002 to $2,059 for the three months ended December 31, 2003.

Gross profit increased from a loss of $4,502 for the three months ended December 31, 2002 to a gross profit of $838 for the three months ended December 31, 2003.

General and administrative expenses increased to $120,553 for the three months ended December 31, 2003 from $18,513 for the three months ended December 31, 2002. The increase in general and administrative expenses was due to costs associated with being a publicly traded company as well as the accrual for stock issued as compensation to the Company's chief executive officer.

The Company recorded a loss from operations of $119,715 for the three months ended December 31, 2003 compared to a loss from operations of $23,015 for the three months ended December 31, 2002. The increase of loss from operations is principally due to the increased general and administrative expenses.

The Company reported a net loss of $120,115 for the three months ended December 31, 2003 compared to a net loss of $23,015 for the three months ended December 31, 2002. The increase in net loss is principally due to the increase in general and administrative expenses.

Basic and diluted net loss per common share was $.01 for the three months ended December 31, 2003 compared to $.00 for the three months ended December 31, 2002.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $294 at December 31, 2003 and current assets of $$47,600. The Company had accounts payable of $117,415 and total current liabilities of $138,215 as of December 31, 2003.

The Company currently has sufficient raw material to produce inventory with a retail value in excess of $1,300,000. Lab costs associated with the production of this inventory are approximately $150,000 for which the Company will need external financing.

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

The Company is currently exploring all opportunities to raise the capital necessary to develop its business operations. The Company is in negotiations with respect to a letter of commitment for equity funding of $500,000 to be spread out over 240 days. The details of this commitment have not been received as yet, so funding is not guaranteed. There is no guarantee that these funds will be sufficient to meet the company's immediate operating needs or that such funds will be received at all. Until the Company has the necessary funds to pay the laboratory costs associated with the development of its product inventory the Company will realize only minimal sales. The laboratory process is approximately a four week cycle. Therefore when funds are received, inventory will be replenished within four weeks.


ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of filing of this report, the Company was not a party to, nor aware of, any legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In September 2003, shareholders acted by consent to action without a meeting of the majority stockholders whereby shareholders constituting 77,751,513 shares out of 113,847,314 shares eligible to vote, approved articles of amendment to the articles of incorporation to approve a name change, 1:850 reverse stock split and reauthorization of 50,000,000 shares of common stock with a par value of $.001 per share.

ITEM 5.  OTHER INFORMATION

In January 2004, Dr. Dan Sparks and Dr. Dianne Love were added to the board of directors joining Randy Mullins and Darrell Good.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

  Exhibit No.          Description

     31    Certificate of the Chief Executive
           Officer and Chief Financial Officer
           pursuant to Section 302 of the Sarbanes-
           Oxley Act of 2002     *

     32    Certificate of the Chief Executive
           Officer and Chief Financial Officer
           pursuant to Section 906 of the Sarbanes-
           Oxley Act of 2002     *

*     Filed herewith as an exhibit.

b)     Reports on Form 8-K

On September 18, 2003, the Company filed a report on Form 8-K relating to AGTSports Inc., a Colorado corporation merging into AGTSports, Inc., a Nevada corporation, and filing articles of amendment to its articles of incorporation to reflect a name change to HealthRenu Medical, Inc., affect an 850:1 reverse stock split, and reauthorize 50,000,000 shares of common stock with a par value of $.001 per share.

On September 29, 2003, the Company filed a report on Form 8-K relating to a change in control of the Company as well as the acquisition of HealthRenu Medical, Inc., a Delaware corporation.

On October 30, 2003, the Company filed a report on Form 8-K relating to a change in auditors.

On November 26, 2003, the Company filed a report on Form 8-K/A providing an amendment to the Form 8-K filed on September 29, 2003, by providing auditing financial statements and pro forma financial information.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEALTHRENU MEDICAL, INC.

DATED: February 17, 2004                    By: /s/ Randy Mullins
                                             ------------------------
                                             Randy Mullins
                                             Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                         TITLE                         DATE

/s/ Randy Mullins            Chief Executive Officer       Feb 17, 2004
----------------------       and Director
Randy Mullins               (Principal Executive Officer)


/s/ Randy Mullins           Chief Financial Officer        Feb 17 2004
----------------------      and Director
Randy Mullins               (Principal Financial Officer)

                                                                      EXHIBIT 31

                                  CERTIFICATION

I, Randy Mullins, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of HealthRenu Medical, Inc.;

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

c) Evaluated the effectiveness of HealthRenu Medical, Inc.'s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in HealthRenu Medical, Inc.'s internal control over financial reporting that occurred during HealthRenu Medical, Inc.'s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, HealthRenu Medical, Inc.'s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to HealthRenu Medical, Inc.'s auditors and the audit committee of HealthRenu Medical, Inc.'s board of directors (or persons performing the equivalent functions):

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

Date:  February 17, 2004


                                   By: /s/Randy Mullins
                                   -------------------------------
                                   Randy Mullins,
                                   Chief Executive Officer and
                                   Principal Financial Officer

                                                                      Exhibit 32


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Randy Mullins, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of HealthRenu Medical, Inc. on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of HealthRenu Medical, Inc.


                                     By:/s/ Randy Mullins
                                     --------------------------
                                     Name:  Randy Mullins
                                     Title: Chief Executive Officer and
                                    Principal Financial Officer
February 17, 2004