Form 10QSB
period 2004-03-31
HEALTHRENU MEDICAL INC
filed 2004-05-24
CIK 791118

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2004.

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

                    COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

     As of May 24, 2004 the issuer had 19,549,364 shares of common stock, $.001 par value per share outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003





                            HEALTHRENU MEDICAL, INC.
                                TABLE OF CONTENTS

                                                             PAGE(S)
                                                             -------

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of March 31,
    2004 and September 30, 2003                                   1

  Unaudited Condensed Statement of Operations for the
    three months and six months ended March 31, 2004
    and 2003                                                      2

  Unaudited Condensed Statement of Stockholders' Equity
    for the six months ended March 31, 2004                       3

  Unaudited Condensed Statement of Cash Flows for the
    six months ended March 31, 2004 and 2003                      4

Notes to Unaudited Condensed Financial Statements                 5


                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                      MARCH 31, 2004 AND SEPTEMBER 30, 2003


                                                          MARCH 31,    SEPTEMBER 30,
                                                            2004           2003
     ASSETS                                              (UNAUDITED)      (NOTE)
---------------                                          ------------  ------------
Current assets:
  Cash and cash equivalents                              $         -   $    17,684
  Inventories                                                 31,814        46,903
  Employee receivable                                              -         5,771
  Other current assets                                         2,353         5,000
                                                         ------------  ------------

    Total current assets                                      34,167        75,358

Property and equipment, net                                    5,404        56,903
                                                         ------------  ------------

      Total assets                                       $    39,571   $   132,261
                                                         ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities               $   144,721   $    78,604
  Book Overdraft                                               1,283             -
  Accounts payable-stockholder                                 3,010         3,235
  Notes payable to stockholders                                1,000        16,403
                                                         ------------  ------------

    Total current liabilities                                150,014        98,242
                                                         ------------  ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, Series 2000A, $0.001
    par value; 1,500,000 shares authorized, 1,763
    shares issued and outstanding at March 31, 2004
    and September 30, 2003                                         2             2
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 19,499,364 and 15,506,962 shares issued
    and outstanding at March 31, 2004 and September
    30, 2003, respectively                                    19,499        15,507
  Additional paid-in capital                               1,391,890       674,830
  Common stock committed                                      82,464       698,602
  Stock subscription receivable                                    -       (31,000)
  Accumulated deficit                                     (1,604,298)   (1,323,922)
                                                         ------------  ------------

      Total stockholders' equity                            (110,443)       34,019
                                                         ------------  ------------

        Total liabilities and stockholders' equity       $    39,571   $   132,261
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


                            HEALTHRENU MEDICAL, INC.
                  UNAUDITED CONDENSED STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                MARCH 31,                  MARCH 31,
                                            ----------------           ----------------
                                            2004         2003          2004         2003
                                        ------------  -----------  ------------  -----------
Sales                                   $    24,498   $    6,833   $    27,395   $   15,476

Cost of sales                                11,294        2,923        13,353       16,068
                                        ------------  -----------  ------------  -----------

    Gross profit (loss)                      13,204        3,910        14,042         (592)

General and administrative expenses         188,933       13,620       309,486       32,133
                                        ------------  -----------  ------------  -----------

    Loss from operations                   (175,729)      (9,710)     (295,444)     (32,725)

Gain on sale of assets                       15,468            -        15,468            -

Interest expense                                  -            -          (400)           -
                                        ------------  -----------  ------------  -----------

    Net loss                            $  (160,261)  $   (9,710)  $  (280,376)  $  (32,725)
                                        ============  ===========  ============  ===========


Weighted average shares outstanding      19,470,518    9,067,070    18,094,740    9,029,403
                                        ============  ===========  ============  ===========

Basic and diluted net loss per common
  share                                 $     (0.01)  $    (0.00)  $     (0.02)  $    (0.00)
                                        ============  ===========  ============  ===========




       See accompanying notes to unaudited condensed financial statements.


                                              HEALTHRENU MEDICAL, INC.
                       UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE SIX MONTHS ENDED MARCH 31, 2004


                                                                     ADDITIONAL    COMMON     STOCK
                               PREFERRED STOCK       COMMON STOCK     PAID-IN       STOCK   SUBSCRIPTION  ACCUMULATED
                               SHARES  AMOUNT     SHARES    AMOUNT    CAPITAL     COMMITTED  RECEIVABLE      DEFICIT    TOTAL
                               ------  -------  ----------  -------  ----------  ---------  ------------  ------------ --------
Balance at September 30, 2003  1,763  $    2  15,506,962  $15,507  $  674,830  $  698,602   $   (31,000)  $(1,323,922)   $34,019

Stock issued for services          -       -      25,000       25       2,925           -             -             -      2,950

Payment of subscription
  receivable                       -       -           -        -           -           -        31,000             -    31,000

Stock issued for committed
  stock                            -       -   3,779,902    3,780     694,822    (698,602)            -             -          -

Common stock issued for
  employee compensation            -       -     187,500      187      18,563           -             -             -     18,750

Common stock committed for
  employee compensation            -       -           -        -           -      11,250             -             -     11,250

Common stock committed for
  accrued liabilities              -       -           -        -           -      21,214             -             -     21,214

Common stock committed for
  services                         -       -           -        -           -      50,000             -             -     50,000

Rent contributed by stockholder    -       -           -        -         750           -             -             -        750

Net loss                           -       -           -        -           -           -             -      (280,376)  (280,376)
                              ------  -------  ----------  -------  ----------  -----------  ------------  ----------- ----------

Balance at March 31, 2004      1,763  $    2  19,499,364  $19,499  $1,391,890  $   82,464   $         -   $(1,604,298) $(110,443)
                              ======  =======  ==========  =======  ==========  ===========  ============ ============ ==========


       See accompanying notes to unaudited condensed financial statements.


                            HEALTHRENU MEDICAL, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003


                                                       SIX  MONTHS  ENDED
                                                            MARCH  31,
                                                        -----------------
                                                         2004       2003
                                                      ----------  ---------
Cash flows from operating activities:
  Net loss                                            $(280,376)  $(32,725)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                          4,868      2,074
    Gain on sale of asset                               (15,468)         -
    Stock-based compensation for services                52,950          -
    Stock-based employee compensation                    30,000          -
    Rent contributed by stockholder                         750          -
    Changes in operating assets and liabilities:
      Accounts receivable                                (1,994)    16,670
      Other current assets                                8,354      2,749
      Inventories                                        15,089      4,426
      Accounts payable and accrued liabilities          139,358       (609)
                                                      ----------  ---------

        Net cash used in operating activities           (46,469)    (7,415)
                                                      ----------  ---------

Cash flows from investing activities:
  Purchase of fixed assets                               (3,498)         -
                                                      ----------  ---------

        Net cash used in investing activities            (3,498)         -
                                                      ----------  ---------

Cash flows form financing activities:
  Proceeds from stock subscription receivable            31,000          -
  Proceeds from sale of stock                                 -      4,000
  Increase in book draft                                  1,283          -
                                                      ----------  ---------

        Net cash provided by financing activities        32,283      4,000
                                                      ----------  ---------

Decrease in cash and cash equivalents                   (17,684)    (3,415)

Cash and cash equivalents, beginning of period           17,684     13,128
                                                      ----------  ---------

Cash and cash equivalents, end of period              $       -   $  9,713
                                                      ==========  =========


Supplemental disclosure of cash flow information:
  Cash paid for interest                              $       -   $      -
                                                      ==========  =========

  Cash paid for income taxes                          $       -   $      -
                                                      ==========  =========


Non-cash investing and financing activities:
  Common stock committed for payment of accrued
    liabilities                                       $  21,214   $      -
                                                      ==========  =========

Sale of assets for reduction in liabilities           $   52,187  $       -


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


2.     ORGANIZATION
       ------------

HealthRenu Medical, Inc. (the "Company"), a Nevada corporation, is headquartered in Friendswood, Texas. The Company produces and distributes various skin care products primarily to the home health care and other medical markets throughout the United States.

The Company was originally incorporated in Delaware as Health Renu, Inc. in 1997. In September 2003, upon completion of a recapitalization through acquisition of a non-operating public shell, the name was changed to HealthRenu Medical, Inc. On February 29, 2004, the Company entered into an agreement with a stockholder and former owner of the non-public entity to exchange 100% of the issued and outstanding shares of Health Renu, Inc., a Delaware corporation for a return of 25,000 shares of common stock of the Company and all proprietary trademarks, intellectual property rights and formulas to produce its products. The gain on the disposition of these assets and liabilities totals was $15,468.


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

                            HEALTHRENU MEDICAL, INC.
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED

4.     Going Concern

During the six months ended March 31, 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

        Net loss                                                      $(280,376)

        Negative cash flows from operations                            $(46,469)

        Negative working capital                                      $(115,847)

        Accumulated deficit                                         $(1,604,298)

        Stockholders' deficit                                         $(110,443)


Management has developed specific current and long-term plans to address its viability as a going concern as follows:

     - Effective September 2003, the Company entered into a recapitalization transaction with a public shell to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

     - The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds would be used to pay down liabilities and to provide working capital.


     - In the long-term, the Company believes that cash flows from continued growth in its operations will provide the resources for continued operations.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

     - The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

     -    The  ability  of  the  Company  to  control costs and expand revenues.

     - The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.




5.     EMPLOYMENT AGREEMENTS
       ----------------------

Effective March 1, 2004, the Company entered into an employment agreement with its Chief Executive Officer. The three-year employment agreement provides for an annual salary as well as a one time stock grant of 350,000 shares of common stock of the Company as payment of accrued compensation owed to him of approximately $21,214.

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

HealthRenu Medical, Inc. (the "Company" or "HealthRenu") is a processor and manufacturer of products for skin care and wound care, with a wide range of applications. In February 2004, the Company acquired all of the proprietary trademarks and other intellectual property rights and certain other assets including formulas to produce the products listed below (collectively referred to herein as the "Assets") of its wholly-owned subsidiary, Health Renu, Inc. a Delaware Corporation ("Health Renu"), in exchange for all of the stock of Health Renu, which stock was subsequently acquired by Darrell Good, the Company's former President. The Assets had been used by Health Renu for medical research, development, sales and marketing of personal skin care and wound care products. The Company continued to use the Assets for the same purposes. Health Renu was founded by Darrell Good with the help of a Dallas, Texas pharmaceutical firm.

All HealthRenu products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. A significant amount of research and development has occurred as well as extensive product testing.

The Company's products are currently used for skin care and wound care. The Company's products are specifically used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. The Company is aggressively pursuing additional uses for its products in other areas of the medical field. For example, the Company is researching using its products as transdermal carriers of other medications into the body, which would result in many different applications for the Company's products.

HealthRenu currently has eight products in their line, they include:

-     DERM-ALL GEL WOUND DRESSING
-     SKIN RENU' LOTION
-     SKIN RENU' SKIN THERAPY
-     SKIN RENU' PLUS CIRCULATION FORMULA
-     RENU' CARE SKIN-CARE WASH CREAM
-     HEALTH RENU' SPORT MEDICINE
-     HEALTH RENU' DEEP RELIEF PAIN RELIEVER
-     HEALTH RENU' FACIAL SOAP

These products have provided a very simple, cost effective way in dealing with disorders without side affects and are marketed with a satisfaction guarantee to the medical field as well as to the household consumer. All HealthRenu products are registered with the Food and Drug Administration ("FDA").

Most of the Company's sales have been from test marketing to household consumers, nursing homes, home health care, family clinics, pharmacies, surgeons and some hospital sales. The Company has completed the production of TV commercials to advertise its products. The Company will begin to air the commercials in June 2004. The Company's management expects that the TV commercials will provide not only an increase in sales, but also name brand recognition for the products in preparation for placing the products into drugstore chains.

Comparison of Operating Results

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003:

Sales increased from $6,833 for the three months ended March 31, 2003 to $24,498 (or 259%) for the three months ended March 31, 2004. The increase in sales was due to a bulk sale to a distributor.

Cost of sales increased from $2,923 for the three months ended March 31, 2003 to $11,294 (or 286%) for the three months ended March 31, 2004. The increase in cost of sales was due to the increased sales.

Gross profit increased from $3,910 for the three months ended March 31, 2003 to $13,204 (or 238%) for the three months ended March 31, 2004. Gross profit as a percentage of sales ("gross profit margin") decreased to 54% for the three months ended March 31, 2004, as compared to 57% for the three months ended March 31, 2003. The decrease in gross profit margin for the three months ended March
31, 2004, is directly attributable to the 286% increase in cost of sales that overshadowed the 259% increase in sales.

General and administrative expenses increased to $188,933 for the three months ended March 31, 2004 from $13,620 (or 1,287%) for the three months ended March 31, 2003. The increase in general and administrative expenses was due to costs associated with being a publicly traded company as well as issuances of stock in consideration for services rendered.

The Company recorded a loss from operations of $(175,729) for the three months ended March 31, 2004 compared to a loss from operations of $(9,710) for the three months ended March 31, 2003. The increase of loss from operations is principally due to the increased general and administrative expenses.

The Company recognized a $15,468 gain on the sale of assets for the three months ended March 31, 2004. The gain was attributable to the spin-off of Health Renu to its founder and the Company's former President, Darrell Good. The Company does not expect to realize additional gain from the sale of assets on a continuing basis.

The Company reported a net loss of $(160,261) for the three months ended March 31, 2004 compared to a net loss of $(9,710) for the three months ended March 31, 2003. The increase in net loss is principally due to the increase in general and administrative expenses which was partially offset by the gain on the sale of assets.

Basic and diluted net loss per common share was $(0.01) for the three months ended March 31, 2004 compared to $(0.00) for the three months ended March 31, 2003.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003:

Sales increased from $15,476 for the six months ended March 31, 2003 to $27,395 (or 77%) for the six months ended March 31, 2004. The increase in sales is due to bulk sale to a distributor.

Cost of sales decreased from $16,068 for the six months ended March 31, 2003 to $13,353 (or 17%) for the six months ended March 31, 2004.

Gross profit increased from a loss of $(592) for the six months ended March 31, 2003 to a gross profit of $14,042 for the six months ended March 31, 2004. Gross profit margin for the six months ended March 31, 20004 was 51%.

General and administrative expenses increased to $309,486 for the six months ended March 31, 2004 from $32,133 (or 863%) for the six months ended March 31, 2003. The increase in general and administrative expenses was due to costs associated with being a publicly traded company as well as stock-based compensation for professional fees and employee compensation.

The Company recorded a loss from operations of $(295,444) for the six months ended March 31, 2004 compared to a loss from operations of $(32,725) for the six months ended March 31, 2003. The increase of loss from operations is principally due to the increased general and administrative expenses.

The Company reported a net loss of $(280,376) for the six months ended March 31, 2004 compared to a net loss of $(32,725) for the six months ended March 31, 2003. The increase in net loss is principally due to the increase in general and administrative expenses.

Basic and diluted net loss per common share was $(0.02) for the six months ended March 31, 2004 compared to $(0.00) for the six months ended March 31, 2003.

Liquidity and Capital Resources

The Company did not have any cash or cash equivalents at March 31, 2004. The Company had total current assets of $34,167 which consisted of inventories of $31,814 and other current assets of $2,353. The Company had total current liabilities of $150,014 as of March 31, 2004, which consisted of accounts payable of $146,004 and accounts and notes payable to shareholder in an aggregate amount of $4,010.

The Company has negative net working capital of $(115,847). The ratio of current assets to current liabilities was 23%.

The Company believes that it currently has sufficient raw material to produce inventory with a retail value in excess of $1,300,000. Lab costs associated with the production of this inventory are approximately $150,000 for which the Company will need external financing.

It is imperative that the Company raise capital to implement its business plan. The Company does not have any cash and most of its inventory is in the form of raw materials that need to be processed. The Company will require approximately $500,000 of additional financing to implement its business plan. At this time, no such additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its aggressive marketing strategy and maintain its current operations. Without additional capital funding, the Company will have limited ability to continue operations. If the Company does not receive external financing, it will not be able to convert its raw materials into finished products. Without finished products, the Company's revenue stream would cease. In the event that the Company does not receive external financing, the Company's management may be forced to cease operations.

The Company used the remainder of its cash during the six months ended March 31, 2004. The Company used $45,186 of cash in its operating activities for the six months ended March 31, 2004. The cash was used to fund the Company's net loss of $(280,376) offset by $52,950 of stock based compensation from services, $30,000 of stock-based employee compensation, $750 of rent-free office space contributed by a majority stockholder, a $4,868 adjustment for depreciation, an $8,354 decrease in current assets, a $15,089 decrease in inventories, a $139,358 increase in accounts payable and accrued liabilities, a $15,468 unrealized gain on the sale of assets and a $1,994 increase in accounts receivable.

The Company used $3,498 of cash to purchase fixed assets.

The Company received $31,000 of cash from stock subscriptions.

The Company is currently exploring all opportunities to raise the capital necessary to develop its business operations. In April and May of 2004, the Company's Chief Executive Officer invested an aggregate of $25,000 for 250,000 Shares which have not been issued as of the date of this report. In April 2004, a Company director invested $36,000 in consideration for 360,000 shares which have not been issued as of the date of this report. The Company is in continued negotiations with respect to a letter of commitment for equity funding of $500,000 to be spread out over 240 days. The details of this commitment have not been received, so funding is not guaranteed. There is no guarantee that these funds will be sufficient to meet the Company's immediate operating needs or that such funds will be received at all. Until the Company has the necessary funds to pay the laboratory costs associated with the development of its product inventory the Company will realize only minimal sales. The laboratory process is approximately a four week cycle. Therefore when funds are received, inventory will be replenished within four weeks.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition. Revenue is recognized when products are shipped, however, the Company does market its products with a satisfaction guarantee. The Company has not set up a reserve for returns from unsatisfied customers. In the event that products are returned pursuant to this guarantee, the Company would have to make an offsetting adjustment to sales revenue.

Stock Based Compensation. Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation".

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2.  CHANGES IN SECURITIES

(c) In January 2004, the Company issued 187,500 shares of its common stock, $.001 par value per share to its Chief Financial Officer pursuant to his prior employment agreement which were not registered under the Securities Act of 1933, as amended (the "Act"), The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In March 2004, the Company issued 50,000 shares of its common stock to an individual in consideration for legal services rendered. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.



ITEM 5.  OTHER INFORMATION

In February 2004, the Company spun-off its wholly-owned subsidiary, Health Renu, Inc. to the subsidiary's founder and the Company's former President, Darrell Good. The Company acquired all of the proprietary trademarks and other intellectual property and certain other assets of Health Renu in exchange for all of the stock of Health Renu, which stock was distributed to Mr. Good. In addition, Mr. Good agreed to return 25,000 shares of Company common stock to the Company for cancellation. As of the date of this report, the 25,000 shares have not been received by the Company for cancellation. The assets had been used by Health Renu for medical research, development, sales and marketing of personal skin care and wound care products. The Company has continued to use the assets for the same purposes.

In March 2004, the Company underwent a change in its management. Darrell Good resigned as President and was removed as a Director. Randy Mullins resigned as Chief Executive Officer. On that same date, the remaining Directors appointed Dr. Dianne Love as a Director, Rob Prokos as President and Chief Executive Officer, and Randy Mullins as Chief Financial Officer.

Effective March 1, 2004, the Company entered into an employment agreement with its Chief Executive Officer. The three-year employment agreement provides for an annual salary of $95,000 as well as a one time stock grant of 350,000 shares of common stock of the Company as payment of accrued compensation owed to him of approximately $21,000 as of February 29, 2004.

In April 2004, the Company's Directors appointed Walt Zieverink as a Director to fill a vacancy on the Company's Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description


10.1                 Agreement to Dispose of Health Renu                   *

10.2                 Employment Agreement with Rob Prokos                  *

31.1                 Certificate of the Chief Executive
                     Officer pursuant Section 302 of the
                     Sarbanes-Oxley Act of 2002                            *

31.2                 Certificate of the Chief Financial
                     Officer pursuant Section 302 of the
                     Sarbanes-Oxley Act of 2002                            *

32.1                 Certificate of the Chief Executive
                     Officer pursuant to Section 906 of
                     the Sarbanes-Oxley Act of 2002                        *

32.2                 Certificate of the Chief Financial
                     Officer pursuant to Section 906 of
                     the Sarbanes-Oxley Act of 2002                        *

     *     Filed herewith as an exhibit.

b)     Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter for which this report is filed to report the spin-off of its wholly-owned subsidiary and to report changes in its Board of Directors and its management.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEALTHRENU MEDICAL, INC.

DATED: May 24, 2004                         By: /s/ Robert Prokos
                                             ------------------------
                                             Robert Prokos
                                             Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                         DATE

/s/ Robert Prokos             Chief Executive Officer     May 24, 2004
----------------------     and Director
Robert Prokos                 (Principal Executive Officer)


/s/ Randy Mullins          Chief Financial Officer     May 24, 2004
----------------------     and Director
Randy Mullins             (Principal Financial Officer)

EXHIBIT 10.1

                                    AGREEMENT


     This Agreement dated February 29, 2004 ("Agreement") is by and between HealthRenu Medical, Inc., a Nevada corporation ("HRUM"), Health Renu, Inc., a Delaware corporation ("Health Renu") and Darrell Good ("Good").

                              W I T N E S S E T H:
                              - - - - - - - - - -

     WHEREAS, HRUM owns 100% of the issued and outstanding shares of common stock of Health Renu;

     WHEREAS, Health Renu currently owns (and has previously owned) certain trademarks, formulas, inventory and products.

     WHEREAS, Good owns Twenty-Five Thousand (25,000) shares of common stock of HRUM (the "HRUM Common Stock") and other shares of common stock of HRUM;

     WHEREAS, HRUM desires to exchange 100% of the issued and outstanding shares of common stock of Health Renu for the HRUM Common Stock, any trademarks, formulas, inventory and products owned by Health Renu and the right to pursue any trademarks or formulas previously owned by Health Renu or to which Health Renu has had rights;

     WHEREAS, Good desires to exchange the HRUM Common Stock and relinquish any ownership rights to any trademarks, formulas, inventory or products owned by Health Renu or to which Health Renu has had rights for 100% of the issued and outstanding shares of common stock of Health Renu;

     WHEREAS, HRUM, Health Renu and Good desire to set forth in writing the terms and conditions of their agreement and understanding concerning the exchange; and

     NOW, THEREFORE, in consideration of the premises and the mutual covenants, agreements, and considerations herein contained, the parties hereto agree as follows:

1.     Exchange Agreement.  HRUM agrees to transfer 100% of the issued and
       ------------------
outstanding shares of common stock of Health Renu to Good in exchange for a) HRUM Common Stock; b) relinquishing any rights of Good to trademarks, formulas, inventory and products owned by Health Renu; c) forgiveness of any balances due Health Renu from HRUM and d) the right to pursue any trademarks or formulas previously owned by Health Renu or to which Health Renu has had rights. Good agrees to transfer the HRUM Common Stock to HRUM and to relinquish any ownership rights to any trademarks, formulas, inventory or products owned by Health Renu or to which Health Renu has had rights in exchange for 100% of the issued and outstanding shares of common stock of Health Renu.

2.     Warranties and Representations of HRUM. HRUM warrants and represents to
       --------------------------------------
Good that HRUM owns 100% of the common stock of Health Renu free and clear of any claim whatsoever; HRUM has not pledged or encumbered the common stock of Health Renu in any manner; the Common Stock is nonassessable; HRUM has granted no right, warrant, purchase option, or any other right which directly or indirectly affects the common stock of Health Renu; and the common stock of Health Renu is freely assignable by HRUM to Good in accordance with this Agreement.

3.     Warranties and Representations of Good.  Good warrants and represents to
       --------------------------------------
HRUM that Good owns the HRUM Common Stock free and clear of any claim whatsoever; Good has not pledged or encumbered the HRUM Common Stock in any manner; the HRUM Common Stock is nonassessable; Good has granted no right, warrant, purchase option, or any other right which directly or indirectly affects the HRUM Common Stock; and the HRUM Common Stock is freely assignable by Good to HRUM in accordance with this Agreement.

4.     Warranties and Representations of Health Renu.  Health Renu warrants and
       ---------------------------------------------
represents to HRUM that Health Renu owns such trademark(s) and such formulas, inventory and products as attached hereto as Exhibit A; Health Renu has granted no right, warrant, purchase option, or any other right which directly or indirectly affects the Health Renu(TM) trademark and the formulas, inventory and products related to such trademark, other than disclosed on Exhibit B; and the Health Renu trademark(s) as well as the formulas, inventory and products related to such trademark are freely assignable by Health Renu to HRUM in accordance with this Agreement.

5.     Miscellaneous
       -------------

     (a)     Assignment.  All of the terms, provisions and conditions of this
             ----------
Agreement shall be binding upon and shall inure to the benefit of and be enforceable by the parties hereto and their respective successors and permitted assigns.

      (b)     Applicable Law.  This Agreement shall be construed in accordance
              --------------
with and governed by the laws of the State of Texas, excluding any provision which would require the use of the laws of any other jurisdiction.

      (c)     Entire Agreement, Amendments and Waivers.  This Agreement
              ----------------------------------------
constitutes the entire agreement of the parties hereto and expressly supersedes all prior and contemporaneous understandings and commitments, whether written or oral, with respect to the subject matter hereof. No variations, modifications, changes or extensions of this Agreement or any other terms hereof shall be binding upon any party hereto unless set forth in a document duly executed by such party or an authorized agent or such party.

      (d)     Faxed Copies.  For purposes of this Agreement, a faxed signature
              -------------
shall constitute an original signature.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first written above.


                                            /s/ Darrell Good
                                            -------------------------
                                            DARRELL GOOD


                                            HEALTH RENU MEDICAL, INC.


                                            BY: Robert Prokos
                                               -------------------------
                                            ITS: President & CEO
                                               -------------------------



                                            HEALTH RENU, INC.


                                            BY: /s/ Darrell Good
                                               -------------------------
                                            ITS: Owner
                                               -------------------------

EXHIBIT 10.2



                              EMPLOYMENT AGREEMENT


This Employment Agreement is made this 1st day of March 2004, by and between HealthRenu Medical Inc., a Nevada Corporation, (hereinafter referred to as "Company") and Robert Prokos, an individual having an address at 16510 Westwego Trail Cypress, Texas 77429, (hereinafter referred to as "Employee").

                                   WITNESSETH:

     WHEREAS, HealthRenu Medical, Inc. desires to hire and retain Employee as President and Chief Executive Officer of the Company and as a board member of HealthRenu Medical, with all duties, authorities, and responsibilities as may normally he considered attendant to such POSITION IN addition to:

-     The right to negotiate and execute contracts for the Company
-     The right to hire and fire officers and employees of the company
-     The right to sign on bank accounts and all banking matters to the company
- The CEO does not have the right to issue company's stock, CEO has the right to deal with other stock affairs in the company.

     WHEREAS, Employee possesses the necessary skills, knowledge and abilities to provide such services, and is desirous of accepting said position and employment with the Company.

     NOW THEREFORE, in consideration of the foregoing, of the mutual promises between the parties as contained herein, and other good and valuable consideration, the receipt and sufficiency OF which is hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

I. TERM. The term of this Agreement shall be for a period of three (3) years commencing on March 1st, 2004 and terminating on February 28, 2007. This agreement shall only be terminated in accordance with the provisions of Paragraph VI (six) of this Agreement.

II. DUTIES. Effective March 1st 2004, and through February 28, 2007, Employee shall serve as President and Chief Executive Officer of HealthRenu Medical, Inc. and devote his primary time and attention to his duties as an officer of the Company, which duties may be augmented or restricted in accordance with the directives of the Board of Directors of the Company. Employee represents and warrants that he is free to accept this employment and will exercise his best efforts in good faith with respect to his employment hereunder.

III. COMPENSATION. Employee shall be paid an annualized base salary of $95,000 payable monthly, in arrears. During the term of this Agreement, the Employee may be eligible to participate in performance bonuses and any qualified or non-qualified stock option plans of the Company, as established by the Compensation Committee of the Board of Directors of the Company. Stock/ Option Incentives authorized for Employee pursuant to this agreement are as follows:

     Stock Compensation. 350,000 shares of common stock will be issued to Employee in exchange for the Employee forgiving historical consulting remuneration in the amount of $21,000due the Employee for services rendered to the Company when the Employee acted as a consultant to the Company

IV. EXPENSES. Subject to the Company's written employee expense reimbursement policy, the Employee shall be entitled to reimbursement for all reasonable expenses necessarily incurred by him in the performance of his duties upon presentation of a voucher indicating the amount and business purpose and supported by appropriate documentation

V. BENEFITS. The Employee shall be eligible to participate in all of the Company's health and welfare benefit programs. He shall be entitled to 30 vacation days annually according to the Company's vacation policy, and 10 personal days the timing of which shall be agreed upon between the Employee and the Board of Directors of the Company

VI. TERMINATION. Notwithstanding any provision of the foregoing contract, the Employee may be discharged only for Cause by the Board of Directors of the Company at any time during the period of employment provided for in this Agreement.

     A. "Cause" shall mean a material breach of the terms of this Agreement, including: (a) conviction of a felony involving moral turpitude; (b) theft from the Company or any of its customers; (c) breach of the covenant of non-competition and non-disclosure; (d) willful failure or refusal to carry out the policies of the Company or any order or directive of the Board of Directors of HealthRenu; or (e) the failure by the Employee to perform all of the material duties and to comply with the material terms and conditions required of him under this Agreement.

     B. If the Employee is discharged for cause, or voluntarily leaves the employ of the Company during the period of active employment specified herein, then and in any such event, all subsequent compensation required to be paid by the Company to the Employee shall be forfeited, and this contract and the rights of the parties shall terminate.

     C. In the event the Company otherwise terminates the Employee's employment, the Company shall be obligated to pay Employee, as a lump sum severance payment, an amount equal to one times the Employee's annual salary, payable in either shares or cash at the Company's option within thirty (30) days of such termination.

     D. In the event of Employee's death, his employment shall be terminated immediately and his spouse or assigns shall receive the proceeds of the Key Man Life insurance OR other insurance policies maintained by the Company on Employee as determined by the Compensation Committee of the Board of Directors of the Company.

VII. ARBITRATION. All disputes, differences, or questions arising between the parties hereto relating to construction, price, meaning, or effect of any cause or thing contained herein, or the rights or liabilities of the parties respectively, or their respective successors and assigns, shall be referred to arbitration between the parties hereto, one arbitrator to be appointed by each party, arid the arbitrators so chosen, if by themselves unable to agree within ten days after their appointment, choose an additional arbitrator, without delay, and the decision in writing signed by a majority of such arbitrators, unless patently erroneous, shall be binding upon the parties hereto. The general procedure followed for arbitrators shall conform to the laws of the State of Texas. The unsuccessful party in the arbitration shall pay the expenses/costs related thereto

VIII. NOTICE. Any notice required or permitted to be given under this Agreement shall be sufficient if in writing and if sent by certified or registered mail, return receipt requested

IX.  Rules of Construction.

     A. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement between the parties pertaining to the subject matter hereof and supercedes all negotiations, prior agreements and contemporaneous agreements, discussions and understandings of the parties in connection with the subject matter hereof

     B. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas. Venue and Jurisdiction shall be in Harris County, Texas.

     C. AMENDMENTS No change, modification or termination of any of the terms, provisions or conditions of this Agreement shall be effective unless made IN writing and signed by all parties hereto, their successors or assigns.

     D. BINDING EFFECT ON SUCCESSORS AND ASSIGNS. This Agreement shall be binding upon and shall inure to the benefit of the panics hereto and their respective successors, personal representatives, heirs and assigns.

     E. DISCLOSURE. Employee agrees not to discuss the terms of this Agreement to anyone during the term of this agreement except as required by law without the express written consent of HealthRenu.

     F. SEVERABILITY. if any Article, or other provision of this Agreement, or the application thereof, is held to be invalid, illegal, or unenforceable in any respect or for any reason, the remainder of this Agreement, and the application of the Article, Section or Provision to a person OR circumstance with respect to which it is valid, legal or enforceable, shall not be affected thereby.


IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement below, as of this 1st day of March 2004.


HEALTHRENU MEDICAL, INC.



By: /s/ Dr. Danny Sparks
    -----------------------------
    Dr. Danny Sparks,  Chairman


THE EMPLOYEE:
ROBERT WAYNE PROKOS


By: /s/ Robert Wayne Prokos
    -----------------------------
   Robert Wayne Prokos

EXHIBIT 31.1




                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rob Prokos, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of HealthRenu Medical, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 24, 2004
                                   By: /s/Rob Prokos
                                   -------------------------------
                                   Rob Prokos,
                                   Chief Executive Officer

EXHIBIT 31.2




                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I,  Randy  Mullins  certify  that:

1. I have reviewed this Quarterly Report on Form 10-QSB of HealthRenu Medical, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May  24,  2004


                                   By:  /s/  Randy  Mullins
                                   -------------------------------
                                   Randy  Mullins
                                   Chief Financial Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Rob Prokos, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of HealthRenu Medical, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of HealthRenu Medical, Inc.


                                     By:/s/ Rob Prokos
                                     --------------------------
                                     Rob Prokos
                                     Chief Executive Officer
May 24, 2004

Exhibit 32.2


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Randy Mullins, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of HealthRenu Medical, Inc. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of HealthRenu Medical, Inc.


                                     By:/s/ Randy Mullins
                                     --------------------------
                                     Randy Mullins
                                     Chief Financial Officer
May 24, 2004