Form 10QSB
period 2004-06-30
HEALTHRENU MEDICAL INC
filed 2004-09-01
CIK 791118

FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                    -----------     ----------

                        Commission file number 000-21914

                          HEALTHRENU MEDICAL, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                                    84-1022287
  -------------------------------            --------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)


                  12777 Jones Rd Suite 481, Houston Texas 77070
               -------------------------------------------------
                    (Address of principal executive offices)


                                 281-890-2561
                         -------------------------------
                         (Registrant's telephone number)


        307 South Friendswood Drive, Suite E-1, Friendswood, Texas 77546
                  -------------------------------------------
                            (Former name and address)


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

     As of August 20, 2004, the issuer had 21,454,451 shares of common stock, $.001 par value per share outstanding.

ITEM 1.  FINANCIAL STATEMENTS










                            HEALTHRENU MEDICAL, INC.




                    UNAUDITED CONDENSED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003

                            HEALTHRENU MEDICAL, INC.
                                TABLE OF CONTENTS

                                                                  PAGE(S)
                                                                  -------

Unaudited Condensed Financial Statements:

  Unaudited Condensed Balance Sheet as of June 30,
    2004 and September 30, 2003                                      1

  Unaudited Condensed Statement of Operations for the
    three months and nine months ended June 30, 2004
    and 2003                                                         2

  Unaudited Condensed Statement of Stockholders' Equity
    (Deficit) for the nine months ended June 30, 2004                3

  Unaudited Condensed Statement of Cash Flows for the
    nine months ended June 30, 2004 and 2003                         4

Notes to Unaudited Condensed Financial Statements                    5


                               HEALTHRENU MEDICAL, INC.
                                   BALANCE SHEET
                        JUNE 30, 2004 AND SEPTEMBER 30, 2003


                                                          JUNE 30,     SEPTEMBER 30,
                                                            2004           2003
     ASSETS                                              (UNAUDITED)      (NOTE)
---------------                                          ------------  ------------
Current assets:
  Cash and cash equivalents                              $    12,983   $    17,684
  Inventories                                                 31,814        46,903
  Employee receivable                                              -         5,771
  Other current assets                                        12,353         5,000
                                                         ------------  ------------

    Total current assets                                      57,150        75,358

Property and equipment, net                                    1,311        56,903
                                                         ------------  ------------

      Total assets                                       $    58,461   $   132,261
                                                         ============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------------

Current liabilities:
  Accounts payable and accrued liabilities               $   124,939   $    78,604
  Accounts payable-stockholder                                 3,010         3,235
  Notes payable to stockholders                                1,000        16,403
                                                         ------------  ------------

    Total current liabilities                                128,949        98,242
                                                         ------------  ------------

Commitments and contingencies

Stockholders' equity (deficit):
  Convertible preferred stock, Series 2000A, $0.001
    par value; 1,500,000 shares authorized, 1,763
    shares issued and outstanding at June 30, 2004
    and September 30, 2003                                         2             2
  Common stock, $.001 par value; 50,000,000 shares
    authorized, 21,089,951 and 15,506,962 shares issued
    and outstanding at June 30, 2004 and September
    30, 2003, respectively                                    21,090        15,507
  Additional paid-in capital                               1,580,572       674,830
  Common stock committed                                      18,750       698,602
  Stock subscription receivable                               (4,000)      (31,000)
  Accumulated deficit                                     (1,686,902)   (1,323,922)
                                                         ------------  ------------

      Total stockholders' equity (deficit)                   (70,488)       34,019
                                                         ------------  ------------

        Total liabilities and stockholders'
equity (deficit)                        $    58,461   $   132,261
                                                         ============  ============

Note: The balance sheet at September 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.



       See accompanying notes to unaudited condensed financial statements.
                                       -1-


                                 HEALTHRENU MEDICAL, INC.
                       UNAUDITED CONDENSED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003


                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                JUNE 30,                    JUNE 30,
                                        -------------------------  -------------------------
                                            2004         2003          2004         2003
                                        ------------  -----------  ------------  -----------
Sales                                   $         -   $    6,468   $    27,395   $   21,944

Cost of sales                                     -        3,295        13,353       19,363
                                        ------------  -----------  ------------  -----------

    Gross profit                                  -        3,173        14,042        2,581

General and administrative expenses          82,604       43,727       392,090       75,860
                                        ------------  -----------  ------------  -----------

    Loss from operations                    (82,604)     (40,554)     (378,048)     (73,279)

Gain on sale of assets                            -            -        15,468            -

Interest expense                                  -            -          (400)           -
                                        ------------  -----------  ------------  -----------

    Net loss                            $   (82,604)  $  (40,554)  $  (362,980)  $  (73,279)
                                        ============  ===========  ============  ===========


Weighted average shares outstanding      19,542,667    9,067,070    18,590,192    9,041,913
                                        ============  ===========  ============  ===========

Basic and diluted net loss per common
  share                                 $     (0.00)  $    (0.00)  $     (0.02)  $    (0.01)
                                        ============  ===========  ============  ===========


       See accompanying notes to unaudited condensed financial statements.
                                       -2-


                                                     HEALTHRENU MEDICAL, INC.
                                 UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                               FOR THE NINE MONTHS ENDED JUNE 30, 2004


                                                                    ADDITIONAL     COMMON      STOCK
                              PREFERRED STOCK      COMMON STOCK      PAID-IN       STOCK     SUBSCRIPTION  ACCUMULATED
                              SHARES  AMOUNT     SHARES    AMOUNT    CAPITAL     COMMITTED    RECEIVABLE     DEFICIT      Total
                              ------  -------  ----------  -------  ----------  -----------  ------------  ----------   ----------
Balance at September 30, 2003  1,763  $     2  15,506,962  $15,507  $  674,830  $  698,602   $   (31,000)  $(1,323,922)  $  34,019

Common stock issued for
  services                         -        -      75,000       75      52,975           -             -             -      52,950

Issuance of common stock for
  cash or receivable               -        -     895,000      895      88,605           -        (4,000)            -      85,500

Payment of subscription
  receivable                       -        -           -        -           -           -        31,000             -      31,000

Stock issued for committed
  stock                            -        -   3,779,902    3,780     694,822    (698,602)            -             -           -

Common stock issued for
  employee compensation            -        -     187,500      187      18,563           -             -             -      18,750

Common stock committed for
  employee compensation            -        -           -        -           -      18,750             -             -      18,750

Common stock issued for
  accrued liabilities              -        -     645,587      646      50,127           -             -             -      50,773

Rent contributed by stockholder    -        -           -        -         750           -             -             -         750

Net loss                           -        -           -        -           -           -             -      (362,980)   (362,980)
                              ------  -------  ----------  -------  ----------  -----------  ------------  ------------   ---------

Balance at June 30, 2004       1,763  $     2  21,089,951  $21,090  $1,580,572  $   18,750   $    (4,000)  $(1,686,902)    (70,488)
                              ======  =======  ==========  =======  ==========  ===========  ============  ============   =========


       See accompanying notes to unaudited condensed financial statements.
                                       -3-


                            HEALTHRENU MEDICAL, INC.
                  UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003


                                                              NINE  MONTHS  ENDED
                                                                    JUNE  30,
                                                             ---------------------
                                                                2004       2003
                                                             ----------  ---------
Cash flows from operating activities:
  Net loss                                                   $(362,980)  $(73,279)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Depreciation                                                 5,150      3,109
    Gain on sale of assets                                     (15,468)         -
    Stock-based compensation for services                       52,950     43,000
    Stock-based employee compensation                           37,500     36,000
    Rent contributed by stockholder                                750          -
    Changes in operating assets and liabilities:
      Accounts receivable                                       (1,994)    17,595
      Other current assets                                      (1,646)    (3,829)
      Inventories                                               15,089      6,843
      Accounts payable and accrued liabilities                 152,946       (618)
                                                             ----------  ---------

        Net cash provided by (used in) operating activities   (117,703)    28,821
                                                             ----------  ---------

Cash flows from investing activities:
  Purchase of fixed assets                                      (3,498)         -
                                                             ----------  ---------

        Net cash used in investing activities                   (3,498)         -
                                                             ----------  ---------

Cash flows form financing activities:
  Proceeds from stock subscription receivable                   31,000          -
  Proceeds from sale of stock                                   85,500          -
                                                             ----------  ---------

        Net cash provided by financing activities              116,500          -
                                                             ----------  ---------

(Decrease) increase in cash and cash equivalents                (4,701)    28,821

Cash and cash equivalents, beginning of period                  17,684     13,128
                                                             ----------  ---------

Cash and cash equivalents, end of period                     $  12,983   $ 41,949
                                                             ==========  =========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $       -   $      -
                                                             ==========  =========

  Cash paid for income taxes                                 $       -   $      -
                                                             ==========  =========


Non-cash investing and financing activities:
  Common stock issued for payment of accrued liabilities     $  50,773   $      -
                                                             ==========  =========

  Transfer of property for reduction in accrued liability    $   3,811   $      -
                                                             ==========  =========

  Sale of common stock for subscription receivable           $   4,000   $      -
                                                             ==========  =========

       See accompanying notes to unaudited condensed financial statements
                                       -4-

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

The Company was originally incorporated in Delaware as Health Renu, Inc. in 1997. In September 2003, upon completion of a recapitalization through acquisition of a non-operating public shell, the name was changed to HealthRenu Medical, Inc. On February 29, 2004, the Company entered into an agreement with a stockholder and former owner of the non-public entity to exchange 100% of the issued and outstanding shares of Health Renu, Inc., a Delaware corporation, for a return of 25,000 shares of common stock of the Company and all proprietary trademarks, intellectual property rights and formulas to produce its products. The gain on the disposition of these assets and liabilities was $15,468.


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



                                    Continued
                                       -5-

                            HEALTHRENU MEDICAL, INC.
          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS, CONTINUED



4.     GOING  CONCERN
       --------------

During the nine months ended June 30, 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

       Net  loss                                        $  (362,980)

       Negative  cash  flows  from  operations          $  (117,703)

       Negative  working  capital                       $   (71,799)

       Accumulated  deficit                             $(1,686,902)

       Stockholders'  deficit                           $   (70,488)


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


- In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

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


5.     RELATED  PARTY  TRANSACTIONS
       ----------------------------

During the three months ended June 30, 2004, the Company's chief executive officer directly paid vendors on behalf of the Company in the total amount of $23,559. In addition, the chief executive officer advanced the Company $6,000 during this same period. During the three months ended June 30, 2004, the Company issued the chief executive officer 295,587 shares of the Company's common stock valued at $29,559 to reimburse him for these transactions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed in Form 10-KSB for the year ended September 30, 2003.

HealthRenu Medical, Inc. (the "Company"), a Nevada corporation, is headquartered in Friendswood, Texas. The Company produces and distributes various skin care products primarily to the home health care and other medical markets throughout the United States.

The Company was originally incorporated in Delaware as Health Renu, Inc. in 1997. In September 2003, upon completion of a recapitalization through acquisition of a non-operating public shell, the name was changed to HealthRenu Medical Inc. The public shell had no significant assets or operations at the time of the acquisition. The Company assumed all liabilities of the public shell that remained on the date of the acquisition. The historical financial statements herein are those of HealthRenu Medical, Inc., and its predecessor, Health Renu, Inc.

The non-operating public shell used to recapitalize the Company was originally incorporated in Colorado as American Merger Control, Inc. and subsequently adopted name changes to Ultratech Knowledge Systems, Inc., and AGTSports, Inc. In 2003, the Company was reincorporated in the state of Nevada and subsequently changed its name to its current name, HealthRenu Medical, Inc.

In February 2004, the Company acquired all of the proprietary trademarks and other intellectual property rights and certain other assets including formulas to produce the products listed below (collectively referred to herein as the ("Assets") of its wholly-owned subsidiary, Health Renu, Inc. a Delaware Corporation ("Health Renu"), in exchange for all of the stock of Health Renu, which stock was subsequently acquired by Darrell Good, the Company's former President. The Assets had been used by Health Renu for medical research, development, sales and marketing of personal skin care and wound care products. The Company continued to use the Assets for the same purposes. Health Renu was founded by Darrell Good with the help of a Dallas, Texas pharmaceutical firm.


The Company is a processor and manufacturer of products for skin care and wound care, with a wide range of applications. The Company's products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. A significant amount of research and development has occurred as well as extensive product testing.

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

The Company currently has eight major products in their line, they include:

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

The Company was planning on airing TV commercials in the second quarter of 2004, but the Company has since decided to delay this phase of the Company's business plan until a later date.

Additionally, The Company has been focusing on the illness fibromyalgia and believes it has come up with a solution to aid in the relief and possible prevention of the symptoms that occur from fibromyalgia, a central nerve disorder.

COMPARISON OF OPERATING RESULTS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003:

Revenues decreased from $6,468 for the three months ended June 30, 2003 to $-0-for the three months ended June 30, 2004. The decrease in revenues is due to the fact that the Company had no money to produce finished goods inventory during the quarter.

Cost of sales decreased from $3,295 for the three months ended June 30, 2003 to $-0- for the three months ended June 30, 2004.

Gross profit decreased from $3,173 for the three months ended June 30, 2003 to $-0- for the three months ended June 30, 2004.

General and administrative expenses increased $38,877 (88.9%) to $82,604 for the three months ended June 30, 2004 from $43,727 for the three months ended June 30, 2003. The increase in general and administrative expenses was due to costs associated with being a publicly traded company.

The Company recorded a loss from operations of $(82,604) for the three months ended June 30, 2004 compared to a loss from operations of $(40,554) for the three months ended June 30, 2003, an increase in loss of $42,050 or 104%. The increase of loss from operations is principally due to the increased general and administrative expenses.

Basic and diluted net loss per common share was $(0.00) for the three month periods ended June 30, 2004 and 2003.

NINE MONTHS ENDED JUNE 30, 2004 COMPARED TO NINE MONTHS ENDED JUNE 30, 2003:

Revenues increased from $21,944 for the nine months ended June 30, 2003 to $27,395 for the nine months ended June 30, 2004. The increase in revenues was due to a one time bulk order from one wholesaler for $27,395.

Cost of sales decreased $6,010 (31%), from $19,363 for the nine months ended June 30, 2003 to $13,353 for the nine months ended June 30, 2004.

Gross profit increased $11,461 (444%), from $2,581 for the nine months ended June 30, 2003 to a gross profit of $14,042 for the nine months ended June 30, 2004.

General and administrative expenses increased $316,230 (417%), to $392,090 for the nine months ended June 30, 2004 from $75,860 for the nine months ended June 30, 2003. The increase in general and administrative expenses was due to costs associated with being a publicly traded company.

The Company recorded a loss from operations of $(378,048) for the nine months ended June 30, 2004 compared to a loss from operations of $(73,279) for the nine months ended June 30, 2003. The increase of loss from operations is principally due to the increased general and administrative expenses.

The Company reported a net loss of $(362,980) for the nine months ended June 30, 2004 compared to a net loss of $(73,279) for the nine months ended June 30, 2003. The increase in net loss is principally due to the increase in general and administrative expenses.

Basic and diluted net loss per common share was $(0.02) for the nine months ended June 30, 2004 compared to $(0.01) for the nine months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $12,983 at June 30, 2004 and current assets of $57,150. The Company had accounts payable and accrued liabilities of $124,939 and total current liabilities of $128,949 as of June 30, 2004.

As of June 30, 2004, the Company had negative working capital of $(71,799). The ratio of current assets to current liabilities was 44.3%.

The Company believes it currently has sufficient raw material to produce inventory with a retail value in excess of $1,300,000. Lab costs associated with the production of this inventory are approximately $150,000 for which the Company will need external financing.

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

The Company is currently exploring all opportunities to raise the capital necessary to develop its business operations. There is no guarantee that funds will be available or sufficient to meet the Company's immediate operating needs. Until the Company has the necessary funds to pay the laboratory costs associated with the development of its product inventory the Company will realize only minimal sales. The laboratory process is approximately a four week cycle. Therefore, when funds are received, inventory will be replenished within four weeks.

RISK FACTORS

THE COMPANY IS DEPENDENT UPON EXTERNAL FINANCING. It is imperative that the Company raise capital to expand its operations and stay in business. The Company requires capital of approximately $500,000 to implement its business plan. If the Company is unable to obtain debt and/or equity financing upon terms that its management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to pursue its business strategy and maintain its current operations. Because of this, you could lose your investment in the Company.

THE COMPANY'S PRODUCTS MAY NOT BE SUCCESSFUL. Even if the Company is able to produce a product line and arrange for marketing and advertising, the Company's product may still not sell. If the Company spends its revenues producing a product which it fails to sell, the company may be forced to cease operations and you could lose your investment in the Company.

EVEN IF PRODUCT IS SUCCESSFUL, THE COMPANY MAY BE UNABLE TO SELL ITS PRODUCT. In the event that the Company is successful in completing its product, there can be no assurance that the Company will be able to sell its products at all, or enough at quantities and prices needed to maintain operations. This may lead to the devaluation of your shares in the Company or even that they become worthless.


RELIANCE ON KEY MANAGEMENT. The success of the Company depends upon the personal efforts and abilities of Robert W. Prokos, a Director of the Company and the Company's President. The Company's ability to operate and implement its exploration activities is heavily dependent on the continued service of Mr. Prokos, and the Company's ability to attract qualified contractors on an as-needed basis. The Company faces continued competition for Mr. Prokos (or other key management should the Company desire to attain the same) and such contractors. The Company cannot be certain that it will be able to retain Mr. Prokos or attract and retain such contractors. The loss of Mr. Prokos or the Company's inability to attract and retain qualified contractors on an as-needed basis could have a material adverse effect on the Company's business and operations.

IF THERE'S A MARKET FOR OUR COMMON STOCK, OUR STOCK PRICE MAY BE VOLATILE. If there's a market for our common stock, we anticipate that such market would be subject to wide fluctuations in response to several factors, including, but not limited to:

     (1)     actual or anticipated variations in our results of operations;
     (2)     our ability or inability to generate new revenues; and
     (3)     increased competition;

Further, because our common stock is traded on the NASD over the counter bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.


The above factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing. The accompanying financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivables, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during this fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As of the date of filing of this report, the Company was not a party to, nor aware of, any legal proceedings involving the Company.

ITEM 2.  CHANGES IN SECURITIES

(c) On May 14, 2004, the Company issued 50,000 restricted shares of the Company's common stock to an individual in consideration for legal services valued at $50,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On June 30, 2004, the Company issued an aggregate of 895,000 restricted shares of the Company's common stock to 12 individuals, one of which is a director of the Company who invested $30,000, who paid an aggregate of $88,500 or $.10 a share to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On July 30, 2004, the Company issued 350,000 restricted shares of the Company's common stock to the Chief Executive Officer for forgiveness of $21,000 owed to him by the Company, pursuant to an employment agreement signed by both parties on March 1, 2004. Additionally, the Company issued 295,587 shares of the Company's common stock to the Chief Executive for monies advanced to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On August 11, 2004, the Company issued an aggregate of 27,500 restricted shares of the Company's common stock to 2 individuals who paid an aggregate of $2,750 or $.10 a share to the Company. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On August 11, 2004, the Company issued 87,500 restricted shares of the Company's common stock to the former Chief Executive Officer of the Company pursuant to an employment agreement between the Company and the Executive. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

     On August 11, 2004, the Company issued 250,000 restricted shares of the Company's common stock to a board member of the Company pursuant to a consulting agreement between the Company and the Executive. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION

During the Quarter ended June 30, 2004, Randy Mullins resigned as the Company's Chief Financial Officer. As a result Robert W. Prokos, the Company's Chief Executive Officer will serve as both the Company's Chief Executive Officer and Chief Financial Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)     Exhibits

     Exhibit No.          Description

      10.1           Employment Agreement with Rob Prokos                   (1)


        31 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the
                     Sarbanes-Oxley Act of 2002                               *

        32 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002                               *

*     Filed herewith as an exhibit.

(1) Filed as Exhibits 10.2 to the Company's 10-QSB filed with the Securities and Exchange Commission on May 24, 2004, and incorporated herein by reference.

b)     Reports on Form 8-K

There were no Form 8-Ks filed by the Company during the reporting period.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEALTHRENU MEDICAL, INC.

DATED: August 23, 2004                 By:   /s/ Robert W.  Prokos
                                             ------------------------
                                             Robert W.  Prokos
                                             Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                          TITLE                         DATE

/s/ Robert W.  Prokos      Chief Executive Officer,     August 23, 2004
----------------------     Principal Financial Officer,
Robert W. Prokos           and Director

                                                                      EXHIBIT 31

                                  CERTIFICATION

I, Robert W.  Prokos, certify that:

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

Date:  August 23, 2004
                               By: /s/ Robert W.  Prokos
                                   -------------------------------
                                   Robert W.  Prokos
                                   Chief Executive Officer and
                                   Principal Financial Officer

                                                                      EXHIBIT 32


CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert W. Prokos, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of HealthRenu Medical, Inc. on Form 10-QSB for the quarterly period ended June 30, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of HealthRenu Medical, Inc.


                              By:    /s/ Robert W.  Prokos
                                     --------------------------
                              Name:  Robert W.  Prokos
                              Title: Chief Executive Officer and
                                     Principal Financial Officer
August 23, 2004