Form 10KSB
period 2004-09-30
HEALTHRENU MEDICAL INC
filed 2005-02-11
CIK 791118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                         to

Commission file number 000-21914

HEALTHRENU MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA	84-1022287
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

12777 Jones Road, Suite 481, Houston, Texas 77070

(Address of principal executive offices)

(281) 890-2561

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     The issuer’s revenues for the most recent fiscal year ended September 30, 2004 were $21,806.

     The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of February 9, 2005, was approximately $3,134,691.

     As of February 9,2005 the issuer had 28,501,543 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes ☐ No ☑

HEALTHRENU MEDICAL, INC.
FORM 10-KSB
YEAR ENDED September 30, 2004
INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this “Form 10 KSB”), including statements under “Item 1. Description of Business,” and “Item 6. Management’s Discussion and Analysis”, constitute “forward looking statements” within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the “Reform Act”). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “should”, or “anticipates”, or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HealthRenu Medical, Inc. (“HealthRenu”, “the Company”, “we”, “us” or “our”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this form 10-KSB, unless another date is stated, are to September 30, 2004.

BUSINESS DEVELOPMENT

HealthRenu Medical, Inc. (the “Company”) was originally incorporated in Colorado as American Merger Control, Inc. on January 6, 1986. In 1990, the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. During the fiscal years ended September 30, 1991 and through September 30, 1998, the Company’s business plan was to pursue providing technological and software services to golf and related industries. In 1998, the Company abandoned this business plan. Prior to entering into an Exchange Agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a “shell” (or “blank check”) company whose sole purpose was to search for and enter into new business opportunities.

On September 4, 2003, the Company merged into AGTsports, Inc., the Company’s wholly-owned Nevada subsidiary. As a result of the merger, the Company was reincorporated in Nevada.

On September 26, 2003, AGTsports, Inc., Health Renu, Inc, a Delaware corporation (hereinafter “Health Renu”) and the former Health Renu Shareholders entered into an Exchange Agreement whereby Health Renu became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Health Renu Shareholders.

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

On February 29, 2004, the Company entered into an agreement with a stockholder and former owner of the non-public entity to exchange 100% of the issued and outstanding shares of Health Renu, Inc., a Delaware corporation, and certain assets and liabilities of the Company for a return of 25,000 shares of common stock of the Company (which the Company has not yet received) and all proprietary trademarks, intellectual property rights and formulas to produce its products. The gain on the disposition of these assets and liabilities was $15,468.

BUSINESS OF THE ISSUER

The Company is a biotechnology company that distributes proprietary products for personal skin care and wound care under the Health Renu’® brand name. The products are all natural and provide nutrients and proteins which may aid the body in its healing process.

PRINCIPAL PRODUCTS

The Company has developed a product line (the “Product Line” or “Finished Products”) consisting of the following eight (8) products:

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

DISTRIBUTION

The Company distributes its products directly to consumers and to nursing homes, surgery centers, pharmacies and other medical markets throughout the United States. The products are registered for such sale and distribution by the United States Federal Drug Administration (the “FDA”). Historically, most of the Company’s sales had been to consumers, nursing homes, home health care, pharmacies, smaller medical supply companies, family clinics, and orthopedic surgeons, with some sales to hospitals.

COMPETITION

The market for healthcare products is estimated at 150 billion dollars, of which the Company has acquired less than one-percent (1%) market share with its Product Line. The Company will depend on marketing efforts to increase its market share. The Company believes that with an aggressive marketing campaign it can quickly generate more revenue and establish its Product Line nationwide. The Company intends to spend approximately 40% of its resources to increase its market share over the next twelve months. However, if the Company does not receive additional capital funding it will not have the resources to increase its market share.

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

DEPENDENCE ON ONE OR A FEW CUSTOMERS

During the year ended September 30, 2004, the Company sold approximately $19,000 or 88% of its total sales to a single distributor who is a stockholder of the Company.

INTELLECTUAL PROPERTY

The Company owns the registered trademark, Health Renu’®. The Company does not hold any patents or licenses.

NEED FOR GOVERNMENT APPROVAL

The Company has satisfied FDA requirements with respect to its finished products for sales directly to consumers and medical related companies. The products are considered over the counter products (“OTC”). The Company is currently developing new OTC products for which it will need to meet FDA requirements in order to sell these products to consumers and medical related companies. All production of products is outsourced to FDA certified labs.

RESEARCH AND DEVELOPMENT OVER PAST TWO YEARS

The Company is continually developing new products to aid in personal skin and wound care for its customers. Research and development is an integral part of the Company and is conducted on an on-going basis. As new products are developed and tested, they will continually be brought to the market. The Company estimates that it spent $-0- and $50,354 for the fiscal years ended September 30, 2004 and 2003, respectively, for research and development.

Dr. Danny Sparks MD-surgeon, is completing a clinical write-up of the use of the products for pre-opt & post-opt surgical wound care. The write-up covers a two-year period of time that has resulted in the design of two new products that will be stated in the write-up. Dr. Sparks began his work in 2001. At the present time, Dr Sparks’ work is continuing and ongoing.

EMPLOYEES

The Company has one (1) full-time employee. The Company contracts with consultants to assist in numerous areas of the Company’s operations and development.

Additionally, the Company outsources key functions to control costs and keep its overhead low. The Company will hire other full-time employees on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has an office at 12777 Jones Road, Suite 481, Houston, Texas 77070. The Company has entered into an 18 month lease for 1,692 square feet of office space for the Houston office. The lease provides for monthly payments of $2,115.

ITEM 3. LEGAL PROCEEDINGS

In 2004, Cause Number 825,095, “David M. Loev v. HealthRenu Medical, Inc,” was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The amount has been recorded as a liability as of September 30, 2004 in the accompanying financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Prior to the recapitalization in September 2003, a majority of shareholders of the Company, via written consent to action without a meeting of the shareholders, approved a name change to HealthRenu Medical, Inc., an 850:1 reverse stock split, and reauthorization of 50,000,000 shares of common stock. The number of shares consenting to the action was 77,751,513 out of 113,847,314 pre-split eligible to vote.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

“Bid” and “asked” offers for the common stock are listed on the NASDAQ OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was “AGTP” and was changed to “HRUM” in connection with the Company’s name change on September 15, 2003.

The following table sets forth the high and low bid prices for the Company’s common stock for the periods indicated as reported by the NASDAQ OTC-Bulletin Board. The quotations are believed to reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Bid Prices

Quarter Ended	High	Low
September 30, 2004	0.11	0.07
June 30, 2004	0.80	0.51
March 31, 2004	2.75	1.60
December 31, 2003	9.00	2.50
September 30, 2003	0.65	0.01
June 30, 2003	0.65	0.01
March 31, 2003	0.01	0.01
December 31, 2002	0.01	0.003
September 30, 2002	0.005	0.001

There were 1,045 holders of record of the common stock as of February 9, 2005. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend. The Company’s common stock is considered a “penny stock” as defined in certain rules (the “Rules”) under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the Company meets) is considered a penny stock. The SEC’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the Company’s shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules the market liquidity for the Company’s securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Company’s securities and the ability of purchasers of the securities to resell them.

RECENT SALES OF UNREGISTERED SECURITIES

In August 2004, we issued 337,500 shares of common stock for services to two individuals, which we valued at $0.10 per share, with an aggregate value of $33,750. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In August 2004, we issued an aggregate of 27,000 shares of common stock for cash at $0.10 per share to two individuals, with an aggregate value of $2,700. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

In September 2004, we issued an aggregate of 1,000,000 shares of common stock for cash at $0.02 per share to two individuals, with an aggregate value of $20,000. These transactions were exempt from registration pursuant to Section 4(2) of the Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Factors that may affect future results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The following discussion and analysis should be read in conjunction with “Selected Financial Data” and the Company’s financial statements and notes thereto included elsewhere in this report.

OVERVIEW

On September 26, 2003, the Company acquired 100% of the outstanding shares of Health Renu pursuant to an Exchange Agreement. As a result of the Exchange Agreement, the business of Health Renu became the business of the Company, control of the Company shifted to the former Health Renu Shareholders and the Company subsequently changed its name to HealthRenu Medical, Inc. For the last three (3) years and since its inception, Health Renu has been in the medical research and development stage, with a focus on creating and improving it’s skin care and wound care products. During this period, Health Renu had very little production or revenue.

The Company’s management estimates that the wound care industry is a six billion dollar a year industry. The wound care industry consists primarily of maintaining non-healing wounds (i.e., wounds that do not heal). According to the 2000 U.S. Census, someone in the U.S. turns 50 years of age every seven seconds. The 50 year and older age group is the fastest growing age group in the U.S. With that age group come various types of skin disorders, non-healing diabetic ulcers, diabetic neuropathy, pressure ulcers, arthritis, heart disease and surgery. A high number of 50 to 60 year olds have aging parents that live in nursing homes. The elderly are living longer lives, but at a high cost for medical care.

Medicare or Medicaid cover some of the cost of providing non-healing wound care to senior citizens who are covered by those programs. In the context of non-healing wound care provided by institutional healthcare providers, the Company’s products are currently not specifically reimbursable by insurance companies, but are classified as costs associated with providing services to the patient.

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

The Company believes that its products have a positive effect in treating certain skin conditions, especially those of the elderly with little or no known side effects. All of the Company’s products use omega-3, omega-6 and omega-9 essential fatty acids. These fatty acids and the Company’s products are recognized by the body as natural substances. When treating wounds or providing care of the skin, essential fatty acids increase blood flow to the affected areas. When blood flow increases, it aids the body’s natural ability to heal, providing a positive response to the affected area. These fatty acids are readily absorbed by the body. The body uses these ingredients to aid in healing and does not fight them off as foreign. The Company anticipates that a clinical study will be published on the positive effects of its product’s, however, there is currently no such published report.

MARKETING STRATEGY

The Company’s products are currently used for skin care and wound care. The Company’s products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. The Company is aggressively pursuing additional uses for its products in other areas of the medical field. For example, the Company is researching using its products as transdermal carriers of other medications into the body, which would result in many different applications for the Company’s products.

Historically, most of the Company’s sales have been to hospitals, walk-in clinics and nursing homes in the area of emergency, non-healing wounds of the human body such as staph infections, diabetic ulcers, and amputations. During the year ended September 30, 2004, 88% of the Company’s sales was to a distributor who is also a stockholder of the Company. The Company intends to pursue other business opportunities that compliment its products.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED SEPTEMBER 30, 2004 (“2004”) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2003 (“2003”)

     The Company experienced a decrease in sales of $4,475 for the fiscal year ended September 30, 2004 to $21,806 as compared to $26,281 for the fiscal year ended September 30, 2003. During the fiscal year ended September 30, 2004, the Company was primarily focused on expansion. The Company established its corporate offices in Houston, Texas. The Company used funds to accomplish the recapitalization discussed in Note 1 to the accompanying financial statements. The Company would have ordinarily allocated the funds that it used for the recapitalization to promote the Company’s products.

     Gross profit (loss) for the fiscal year ended September 30, 2004 decreased to a loss of $(21,500) compared to a loss of $(1,774) for the fiscal year ended September 30, 2003. The decrease was attributable to a higher cost of sales related to inventory adjustments and write off of expired inventory items.

     General and administrative (“G&A”) expenses were $526,915 and $444,910 for the years ended September 30, 2004 and 2003, respectively. The increase in G&A is due to the Company’s expansion efforts. The Company hired experienced senior management personnel to provide for the anticipated growth. The Company equipped the Houston office with additional phone lines, software, office furniture and computers to handle Company matters nationwide.

     Interest expense decreased to $430 for the fiscal year ended September 30, 2004 from $698 for the fiscal year ended September 30, 2003.

     As of September 30, 2004, the Company had an accumulated deficit of $(1,857,299).

LIQUIDITY AND CAPITAL RESOURCES

Recent Developments: Going Concern and Liquidity Problems

     Our auditors have included an explanatory paragraph in their audit opinion with respect to our consolidated financial statements at September 30, 2004. The paragraph states that our recurring losses from operations and resulting continued dependence on access to external financing raise substantial doubts about our ability to continue as a going concern. Furthermore, the factors leading to and the existence of the explanatory paragraph may adversely affect our relationship with customers and suppliers and have an adverse effect on our ability to obtain financing.

We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that the Company will be successful in raising additional funds or entering into business alliances.

For the year ended September 30, 2004 the Company has not generated positive cash flow from its own operations due to the preliminary nature of such operations, its ongoing investment in research and development and its recent expansion. Consequently, the Company has been dependent on external financing to fund its cash requirements.

As of September 30, 2004, the Company’s cash totaled $7,560 and total current assets were $32,490. Inventory at September 30, 2004 was $22,430.

As of September 30, 2004, the Company’s accounts payable totaled $131,223 of which $41,688 was payable to a former officer. Total current liabilities were $193,212 as of September 30, 2004.

It is imperative that the Company raise capital to implement its business plan. The Company will require approximately $500,000 of additional financing to implement its business plan. At this time, no such additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company’s ability to pursue its aggressive marketing strategy and maintain its current operations. Without additional capital funding, the Company believes it cannot continue to operate in 2005 and could not expand or meet its business objectives. If the Company does not receive external financing, its revenue stream would not expand, would likely decrease and significant opportunities would be lost which would be a limiting factor on the Company’s growth. In the event that the Company does not receive external financing, the Company’s management would streamline the business to exist on the available cash flow.

The Company is currently exploring all opportunities to raise the capital necessary to develop it business operations.

There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company’s operations, whether from the Company’s revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations, sales, marketing efforts and research and development programs. Any additional financing may involve dilution to the Company’s then-existing shareholders.

RISK FACTORS

Dependence Upon External Financing. It is imperative that the Company raise capital to expand its operations and stay in business. The Company requires capital of approximately $500,000 to implement its business plan. If the Company is unable to obtain debt and/or equity financing upon terms that its management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company’s ability to pursue its business strategy and maintain its current operations.

Even if Product is Successful, The Company May Be Unable to Sell Its Product. In the event that the Company is successful in completing its product, there can be no assurance that the Company will be able to sell its products at all, or enough at prices needed to maintain operations.

The Agricultural Research Group (hereinafter “ARG”), of which Darrell Good, our former President, was a beneficial owner, is planning to supply the Company with raw materials for the Company’s products. This may impose a conflict as Mr. Good has an interest in both ARG and the Company with the risk that the Company may not receive the best possible price for such raw materials.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company as audited by Ham, Langston & Brezina, LLP, are enclosed herein and their opinion expressed substantial doubt as to the ability of the Company to continue as a going concern.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

For the fiscal year ended September 30, 2002 and 2001, the firm of Brimmer, Burke & Keelan, LLP (“Brimmer”) served as the Company’s auditors. Effective October 8, 2003, the Board of Directors of the Company approved the change of accountants. On that date, management of the Company dismissed Brimmer and engaged Ham, Langston & Brezina, LLP of Houston, Texas as its principal independent public accountant to audit its financial statements for the fiscal years ended September 30, 2003 and September 30, 2004.

Ham, Langston & Brezina, LLP succeeded Brimmer. Brimmer’s report on the financial statements of the Company (formerly AGTSports, Inc.) from the date of its incorporation on January 6, 1986 through September 30, 2002 and any later interim period up to and including the date the relationship with Brimmer ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audit of the Company’s two most recent fiscal years ending September 30, 2002 and any later interim period, including the interim period up to and including the date the relationship with Brimmer ceased, there have been no disagreements with Brimmer on any matters of accounting principles or practices, financial statement disclosure of auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Brimmer would have caused Brimmer to make reference to the subject matter of the disagreement(s) in connection with its report on the Company’ financial statements. Since the Company’s incorporation on January 6, 1986, there have been no reportable events as defined in Item 301(a)(1)(v) of Regulation S-K.

The Company authorized Brimmer to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company’s independent accountant. The Company requested that Brimmer review the disclosure and Brimmer was given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company’s expression of its views, or the respect in which it does not agree with the statements made by the Company in the Report on Form 8-K filed on October 30, 2003. Such letter was filed as an exhibit to such Form 8-K.

The Company had not previously consulted with Ham, Langston & Brezina, LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Brimmer, the Company’s previous independent accountant, as there were no such disagreements or an other reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K) from the Company’s incorporation on January 6, 1986 through December 31, 2002 and any later interim period, including the interim period up to and including the date the relationship with Brimmer ceased. Neither had the Company received any written or oral advice concluding there was an important factor to be considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue. Ham, Langston & Brezina, LLP reviewed the Company’s disclosure required by Item 304(a) before it was filed with the Commission and was provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company’s expression of its views, or the respects in which it did not agree with the statements made by the Company in response to Item 304(a). Ham, Langston & Brezina, LLP did not furnish a letter to the Commission.

ITEM 8A. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The Directors and Officers of the Company are as follows:

Served as a
Name	Age	Position	Director Since:
Rob Prokos		CEO,Director and President	March 2004

Dr. Dianne Love		Director	March 2004

David Spencer		Director	January 2005

Walt Zieverink		Director	June 2004

Dr. Danny Sparks		Director	January 2004

Rob Prokos has served as our President since March 2004.

All Directors of the Company will hold office until the next annual meeting of the shareholders, and until their successors have been elected and qualified. Officers of the Company are elected by the Board of Directors and hold office at the pleasure of the Board.

SECTION 16 (A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and persons who own more than 10% of a class of the Company’s equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, no person required to file such a report failed to file during fiscal 2004. Based on stockholder filings with the SEC, Randy Mullins and Darrell Good are subject to Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer or controller, or persons performing similar functions. The Company has not had adequate time to adopt such a code of ethics as the Company had a change in control during the fourth quarter of the fiscal year ended September 30, 2003 as reported on the Form 8-K filed on September 29, 2003.

ITEM 10. EXECUTIVE COMPENSATION

Compensation paid to Officers and Directors is set forth in the Summary Compensation Table below. The Company may reimburse its Officers and Directors for any and all out-of-pocket expenses incurred relating to the business of the Company.

SUMMARY COMPENSATION TABLE

					LONG-TERM COMPENSATION
		ANNUAL COMPENSATION			AWARDS		PAYOUTS
						SECURITIES
						UNDERLY-
				OTHER	RE-	ING		ALL
				ANNUAL	STRICTED	OPTIONS/		OTHER
NAME AND PRINCIPAL				COMPEN-	STOCK	SARs	LTIP	COMPEN-
POSITION	YEAR	SALARY	BONUS	SATION	AWARD(S)	(NUMBER)	PAYOUTS	SATION
Rob Prokos	2004	$95,000	—	—		—	—	—
CEO, Director and President
Randy Mullins,	2004	$19,782	—	—	187,500	—	—	—
Former CFO and	2003	$3,000	—	—	450,000
Director
Darrell Good,	2004	$-0-	—	—	—	—	—	—
Former President	2003	$59,575
and Director
Cory Coppage,	2003	$38,241	—	—	—	—	—	—
Former CEO and	2002	$60,000	—	—	22,500	—	—	—
Director	2001	$60,000	—	—	—	—	—	—

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 13, 2004, with respect to the beneficial ownership of the common stock by (i) each director and officer of the Company, (ii) all directors and officers as a group and (iii) each person known by the Company to own beneficially 5% or more of the common stock:

Name and Address of	Shares Owned		% of Class
Beneficial Owner	Beneficially(1)		Owned
Robert W. Prokos	4,298,985		15.1%
16510 Westwego Tr
Cypress, TX 77429

Walter Zieverink	1,090,415		3.8%
4024 Autumn Ln
Birmingham, AL 35243

Dr. Danny Sparks	906,664		3.2%
1026 Goodyear Ave. Suite 100-B
Gadsden, AL 35903

Dianne Love	367,498		1.3%
2503 Jasmine Ridge
Houston, TX 77062

David Spencer	939,000		3.3%
2078 Edgeview Dr.
Hudson, OH 44236

Darrell Good	8,115,000	(2)	28.5%
212 Forest Landing Road
Guntersville, Alabama 35976

All Officers and Directors	7,603,562		26.7%
as a Group (5 people)

(1)	The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of February 11, 2005, there were 28,501,543 shares of common stock outstanding.

(2)	Includes 740,000 shares issued to Agricultural Research Group, of which Darrell Good the Company’s past President is a beneficial owner, 795,000 shares issued to Cheryl Good, the wife of Darrell Good, and 1,080,000 shares issued to the six children of Mr. Good and his wife, collectively.

CHANGES IN CONTROL

The Company does not anticipate any changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2004, the Company’s chief executive officer directly paid vendors on behalf of the Company in the total amount of $23,559. In addition, the chief executive officer advanced the Company $6,000. During the year ended September 30, 2004, the Company issued the chief executive officer 295,587 shares of the Company’s common stock valued at $29,559 to reimburse him for these transactions.

One of the Company’s former offices was located in the home of a major stockholder of the Company during the year ended September 30, 2003 and the period from October 1, 2003, to December 31, 2003. The stockholder did not charge the Company rent for this space. The fair market value of the rent has been estimated at approximately $250 per month. Therefore, included in the accompanying statement of operations is $3,000 and $750 of rent expense for the year ended September 30, 2003 and the period from October 1, 2003 to December 31, 2003, respectively.

Effective April 30, 2002 the Company entered into a lease agreement with the father of the chief executive officer and major stockholder of the Company to lease 33 acres of land in Alabama to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of February 29, 2004, upon the sale of Health Renu, Inc. to a stockholder of the Company, the $5,500 liability was written off the books and the lease obligation was transferred to the stockholder.

During the year ended September 30, 2004, the Company recognized revenue of $19,213 from sales of product to a stockholder and consultant to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	EXHIBITS

Exhibit No.	Description of Exhibit
2.1	Articles of Merger	(2)

2.2	Plan of Merger	(2)

2.3	Exchange Agreement	(3)

3.1	Articles of Amendment to Articles of Incorporation	(1)

3.2	Articles of Incorporation	(2)

3.3	Articles of Amendment to Articles of Incorporation	(2)

3.4	Articles of Amendment to Articles of Incorporation	(2)

3.5	Bylaws	(2)

10.1	Employment Agreement between Randy Mullins and AGTsports, Inc.	(1)

10.2	Employment Agreement between Darrell Good and HealthRenu Medical, Inc.	(5)

10.3	Amended Employment Agreement between Randy Mullins and Healthrenu Medical, Inc. (formerly AGTsports, Inc.)	(5)

10.4	Consulting Agreement between Rob Prokos and Health Renu Medical, Inc.	(5)

10.5	Consulting Agreement between Greg Lemon and Health Renu Medical, Inc.	(5)

10.6	Consulting Agreement between Michael McClere and Health Renu Medical, Inc.	(5)

10.7	Employment Agreement between Rob Prokos and HealthRenu Medical, Inc.	(6)

15.1	Letter from Brimmer, Burek and Keelan, LLP, Certified Public Accountants	(4)

31	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*

Exhibit No.	Description of Exhibit
32	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

(1)	Filed as Exhibits 3.1 and 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 6, 2003, and incorporated herein by reference.

(2)	Filed as Exhibits 2.1, 2.2, 3.1, 3.2, 3.3 and 3.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.

(3)	Filed as Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29,2003, and incorporated herein by reference.

(4)	Filed as Exhibit 15.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2003 and incorporated herein by reference.

(5)	Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to the Company’s Form S-8 filed with the Securities and Exchange Commission on November 26, 2003

(6)	Filed as Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on September 1, 2004.

*	Filed herein

(b)	REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the last quarter of the fiscal period covered by this report:

(1)	Form 8-K filed on March 29, 2004, to report the acquisition of all proprietary trademarks, the resignation of Darrell Good as Chief Executive Officer and the appointments of Dr. Dianne Love as Director, Rob Prokos as Chief Executive Officer and President, and Randy Mullins as Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30,
2004 and 2003 for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements was approximately $15,000 and $17,346, respectively. The aggregate fees billed for each of the fiscal years ended September 30, 2004 and 2003 for professional services rendered by the principal accountant for review of the financial statements included in the registrant’s Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $15,000.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

The aggregate fees billed for the fiscal year ended September 30, 2003,for products and services provided by the principal accountant, other than the services reported above was $3,425.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHRENU MEDICAL, INC.

DATED: February 10, 2005	By:	/s/ Robert W. Prokos

Robert W. Prokos
Chief Executive Officer and
Principal Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert w. Prokos	Chief Executive Officer	February 10, 2005
and Director
Robert W. Prokos	(Principal Financial Officer)

HEALTHRENU MEDICAL, INC.

__________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
HealthRenu Medical, Inc.

We have audited the accompanying balance sheets of HealthRenu Medical, Inc. (the “Company”) as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthRenu Medical, Inc. as of September 30, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that HealthRenu Medical, Inc. will continue as a going concern. As shown in the financial statements and discussed in Note 2, the Company has incurred significant recurring losses from operations, is in a negative working capital and stockholders’ deficit position at September 30, 2004, and is dependent on outside sources of financing for the continuation of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to this matter are also discussed in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
January 15, 2005

HEALTHRENU MEDICAL, INC.

BALANCE SHEET

September 30, 2004 and 2003
__________

	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$7,560	$17,684
Inventories	22,430	46,903
Employee receivable	—	5,771
Other current assets	2,500	5,000

Total current assets	32,490	75,358

Property and equipment, net	4,048	56,903

Total assets	$36,538	$132,261

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$131,223	$78,004
Accounts payable-stockholder	2,329	3,235
Accrued liabilities	58,660	600
Notes payable to stockholders	1,000	16,403

Total current liabilities	193,212	98,242

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, Series 2000A, $0.001 par value; 1,500,000 shares authorized, 1,763 shares issued and outstanding at September 30, 2004 and 2003	2	2
Common stock, $.001 par value; 50,000,000 shares authorized, 22,454,451 and 15,506,962 shares issued and outstanding at September 30, 2004 and 2003	22,455	15,507
Additional paid-in capital	1,635,657	674,830
Unissued common stock	42,511	698,602
Stock subscription receivable	—	(31,000)
Accumulated deficit	(1,857,299)	(1,323,922)

Total stockholders’ equity (deficit)	(156,674)	34,019

Total liabilities and stockholders’ equity (deficit)	$36,538	$132,261

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

STATEMENT OF OPERATIONS

for the years ended September 30, 2004 and 2003

	Year Ended September 30,
	2004	2003
Sales	$21,806	$26,281

Cost of sales	43,306	28,055

Gross profit (loss)	(21,500)	(1,774)

General and administrative expenses	526,915	444,910

Cost of recapitalization	—	561,982

Loss from operations	(548,415)	(1,008,666)

Gain on sale of assets	15,468	—

Interest expense	(430)	(698)

Net loss	$(533,377)	$(1,009,364)

Weighted average shares outstanding	19,280,788	9,567,894

Basic and diluted net loss per common share	$(0.03)	$(0.11)

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended September 30, 2004 and 2003

					Additional	Common	Stock
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Committed	Receivable	Deficit	Total
Balance at September 30, 2002	—	$—	8,894,807	$8,895	$240,822	$127,600	$—	$(314,558)	$62,759

Common stock issued for cash	—	—	2,317,392	2,318	197,682	—	(31,000)	—	169,000

Common stock issued for liabilities	—	—	50,000	50	49,950	—	—	—	50,000

Effect of Exchange Agreement	1,763	2	59,263	59	(379,363)	379,302	—	—	—

Common stock issued for services	—	—	4,024,250	4,024	399,300	—	—	—	403,324

Common stock issued for employee compensation	—	—	36,000	36	35,964	—	—	—	36,000

Issuance of common stock for committed stock	—	—	125,250	125	127,475	(127,600)	—	—	—

Shares issuable for consulting services	—	—	—	—	—	274,300	—	—	274,300

Shares issuable for employee compensation	—	—	—	—	—	45,000	—	—	45,000

Rent contributed by stockholder	—	—	—	—	3,000	—	—	—	3,000

Net loss	—	—	—	—	—	—	—	(1,009,364)	(1,009,364)

Balance at September 30, 2003	1,763	2	15,506,962	15,507	674,830	698,602	(31,000)	(1,323,922)	34,019

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the years ended September 30, 2004 and 2003

					Additional	Common	Stock
	Preferred Stock		Common Stock		Paid-In	Stock	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Committed	Receivable	Deficit	Total
Common stock issued for cash and receivable	—	—	1,822,000	1,822	100,378	—	—	—	102,200

Common stock issued for liabilities	—	—	745,587	746	60,027	—	—	—	60,773

Common stock issued for services	—	—	325,000	325	77,625	—	—	—	77,950

Common stock issued for employee compensation	—	—	275,000	275	27,225	—	—	—	27,500

Issuance of common stock for committed stock	—	—	3,779,902	3,780	694,822	(698,602)	—	—	—

Shares issuable for employee and directors compensation	—	—	—	—	—	42,511	—	—	42,511

Collection of subscription receivable	—	—	—	—	—	—	31,000	—	31,000

Rent contributed by stockholder	—	—	—	—	750	—	—	—	750

Net loss	—	—	—	—	—	—	—	(533,377)	(533,377)

Balance at September 30, 2004	1,763	$2	22,454,451	$22,455	$1,635,657	$42,511	$—	$(1,857,299)	$(156,674)

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

STATEMENT OF CASH FLOWS

for the years ended September 30, 2004 and 2003
__________

	Year Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(533,377)	$(1,009,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,184	4,905
Rent expense contributed by stockholder	750	3,000
Cost of recapitalization-net liabilities assumed	—	24,482
Cost of recapitalization-stock-based compensation	—	487,500
Stock-based compensation for services	77,950	190,124
Stock-based employee compensation	70,011	81,000
Gain on sale of assets	(15,468)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,994)	16,276
Employee receivable	5,771	(5,771)
Other current assets	4,936	(5,000)
Inventories	24,473	2,771
Accounts payable and accrued liabilities	227,030	68,812

Net cash used in operating activities	(132,734)	(141,265)

Cash flows from investing activities:
Purchase of fixed assets	(8,090)	(13,179)

Net cash used in investing activities	(8,090)	(13,179)

Cash flows form financing activities:
Payments on notes payable	—	(10,000)
Proceeds from issuance of common stock	99,700	169,000
Proceeds from collection of subscription receivable	31,000	—

Net cash provided by financing activities	130,700	159,000

(Decrease) increase in cash and cash equivalents	(10,124)	4,556

Cash and cash equivalents, beginning of year	17,684	13,128

Cash and cash equivalents, end of year	$7,560	$17,684

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$698

Cash paid for income taxes	$—	$—

See accompanying notes to financial statements

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS
__________

1.	Background and Summary of Significant Accounting Policies

Background

HealthRenu Medical, Inc. (the “Company”), a Nevada corporation, is headquartered in Houston, Texas. The Company provides raw materials to a third party manufacturing company who produces various skin care products that are purchased and distributed by the Company primarily to the home health care and other medical markets throughout the United States.

The Company was originally incorporated in Delaware as Health Renu, Inc. in 1997. In September 2003, upon completion of a recapitalization through acquisition of a non-operating public shell, the name was changed to HealthRenu Medical, Inc. The public shell had no significant assets or operations at the date of acquisition. The Company assumed all liabilities of the public shell on the date of the acquisition. The historical financial statements presented herein are those of HealthRenu Medical, Inc., and its predecessor, Health Renu, Inc.

The non-operating public shell used to recapitalize the Company was originally incorporated in Colorado as American Merger Control, Inc and subsequently adopted name changes to Ultratech Knowledge Systems, Inc., and AGTsports, Inc. In 2003, the Company was reincorporated in the state of Nevada and subsequently changed its name to its current name, HealthRenu Medical, Inc.

On February 29, 2004, the Company entered into an agreement with a stockholder and former owner of the non-public entity to exchange 100% of the issued and outstanding shares of Health Renu, Inc., a Delaware corporation, and certain assets and liabilities of the Company for a return of 25,000 shares of common stock of the Company (which the Company has not yet received) and all proprietary trademarks, intellectual property rights and formulas to produce its products. The gain on the disposition of these assets and liabilities was $15,468.

Following is a summary of the Company’s significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped.

Concentrations of Credit Risk

Financial instruments which subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable.

The Company maintains its cash in well-known banks selected based upon management’s assessment of the banks’ financial stability. Balances may periodically exceed the $100,000 federal depository insurance limit; however, the Company has not experienced any losses on deposits.

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued
__________

1.	Background and Summary of Significant Accounting Policies, continued

Concentrations of Credit Risk, continued

Accounts receivable generally arise from sales of various skin care products to the home health care and other medical markets throughout the United States. Collateral is generally not required for credit granted.

Sales of product to a stockholder of the Company comprised approximately 88% of the Company’s revenues for the year ended September 30, 2004.

Cash Equivalents

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

Research and Development

Research and development activities are expensed as incurred, including costs relating to patents or rights. Research and development expense for the years ended September 30, 2004 and 2003 was $-0- and $50,354, respectively.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences on future years of temporary differences between the tax basis of assets and liabilities and their financial amounts at year-end. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued
__________

1.	Background and Summary of Significant Accounting Policies, continued

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from convertible preferred stock and common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented. If the Company had reported net income for the years ended September 30, 2004 or 2003, the calculation of diluted net income per share would have included 1,763 and 147 additional common equivalent shares for the Company’s convertible preferred stock.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying value of a long-lived asset, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset or the asset’s estimated fair value to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Comprehensive Income

Comprehensive income includes such items as unrealized gains or losses on certain investment securities and certain foreign currency translation adjustments. The Company’s financial statements include none of the additional elements that affect comprehensive income. Accordingly, comprehensive income (loss) and net income (loss) are identical.

Stock-Based Compensation

The Company accounts for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, and has adopted the disclosure-only alternative of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued
__________

1.	Background and Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

In January 2003 and as revised in December 2003, the Financial Accounting Standards Board “FASB” issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities. Prior to this interpretation, two enterprises generally had been included in consolidated financial statements because one enterprise controls the other through voting interests. This interpretation defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks among the parties involved. The Company’s adoption of this interpretation in fiscal 2004 did not have an impact on its financial position or results of operations.

In December 2004 the FASB issued revised SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R sets accounting requirements for “share-based” compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its fourth quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

In November 2004 the FASB issued SFAS No. 151, “Inventory Costs”. The new Statement amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

In December 2004 the FASB issued SFAS No. 153 “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29”. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

2.	Going Concern

During the year ended September 30, 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued
__________

2.	Going Concern, continued

Net loss	$(533,377)
Negative cash flows from operations	$(132,734)
Negative working capital	$(160,722)
Accumulated deficit	$(1,857,299)
Stockholders’ deficit	$(156,674)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	Effective September 2003, the Company entered into a recapitalization transaction with a public shell to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

•	The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to pay down liabilities and to provide working capital.

•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company’s long-term viability as a going concern is dependent upon three key factors, as follows:

•	The Company’s ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

•	The ability of the Company to control costs and expand revenues.

•	The ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

3.	Recapitalization

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

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued
__________

4.	Inventories

Inventories consist of the following at September 30, 2004 and 2003:

	2004	2003
Work-in-process	$14,000	$31,841
Finished goods	8,430	15,062

	$22,430	$46,903

5.	Property and Equipment

Property and equipment consists of the following at September 30, 2004 and 2003:

	2004	2003
Furniture and fixtures	$2,893	$2,427
Buildings and equipment	5,552	79,279
Less: accumulated depreciation	(4,397)	(24,803)

Property and equipment, net	$4,048	$56,903

Depreciation expense for the years ended September 30, 2004 and 2003 was $7,814 and $4,905, respectively.

6.	Notes Payable to Stockholders

Notes payable to stockholders consists of the following at September 30, 2004 and 2003:

	2004	2003
Notes payable to a stockholder, accruing interest at 10% to 27%, principal and interest due on demand. These notes are not collateralized.	$—	$7,403

Note payable to a stockholder, interest due monthly at 10% per year, principal due on January 15, 2003. This note is not collateralized.	—	8,000

Note payable to a stockholder, accruing interest at 10%, principal and interest due on demand. This note is not collateralized.	1,000	1,000

Total notes payable to stockholders	$1,000	$16,403

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

7.	Income Taxes

The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2004, the Company had net operating loss (“NOL”) carryforwards for income tax purposes of approximately $1,843,582 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code an ownership change in the Company could severely limit the Company’s ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2004 and 2003 are as follows:

	2004	2003

Deferred tax assets:
Net operating losses	$634,638	$453,346
Valuation allowance	(634,638)	(453,346)

Net deferred tax asset (liability)	$—	$—

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2004 and 2003 is as follows:

	2004		2003
	Amount	Percent	Amount	Percent

Benefit for income tax at federal statutory rate	$181,348	34.0%	$343,184	34.0%
Non-deductible expense	(56)	—	(42)	—
Increase in valuation allowance	(181,293)	(34.0)	(343,142)	(34.0)

	$—	—%	$—	—%

8.	Commitments and Contingencies

Litigation

In 2004, Cause Number 825,095, “David M. Loev v. HealthRenu Medical, Inc,” was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The amount has been recorded as a liability as of September 30, 2004 in the accompanying financial statements.

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

8.	Commitments and Contingencies, continued

Leases

The Company leases office space and facilities under an operating lease which expires in 2006. This lease requires monthly rent payments of $2,115. Future minimum lease payments on leases having initial or noncancellable lease terms in excess of one year at September 30, 2004 are as follows:

Operating
Leases

2005	$25,380
2006	8,460

Total payments	$33,840

Total rent expense for the years ended September 30, 2004 and 2003 was $13,525 and $7,190, respectively.

Consulting Agreement

In August 2001 the Company entered into a consulting agreement with an individual whereby he was to provide various marketing and other consulting services to the Company for a fee of $3,500 per month and 653,664 shares of the Company’s common stock. The shares were to be earned and issued only upon the successful completion of the Company becoming a publicly traded company. The agreement was subsequently canceled and a new agreement was entered into. The new agreement, effective October 1, 2003, had a term of five years and provided for $4,500 of compensation per month. In addition to monthly compensation, the consultant would receive 4% of each closed transaction involving fund raising and completed mergers and acquisitions. This agreement was terminated and in March 2004, the Company entered into an employment agreement with this individual who was appointed its new chief executive officer. The three-year employment agreement provides for an annual salary as well as a one time issuance of 350,000 shares of common stock of the Company as payment of accrued compensation owed to him of approximately $21,214.

9.	Preferred Stock

As a result of the recapitalization, the new articles of incorporation of the Company stipulate that the Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value. Of the 5,000,000 authorized shares, 1,500,000 shares of preferred stock have been designated Series 2000A Convertible Preferred stock (Series 2000A Preferred). The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders at the election of the board of directors. No dividends have been declared as of September 30, 2004 and 2003. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders. As of September 30, 2004 and 2003, there are 1,763 shares of Series 2000A Preferred stock outstanding. No other preferred stock is outstanding at September 30, 2004 and 2003.

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO FINANCIAL STATEMENTS, Continued

10.	Related Party Transactions

During the year ended September 30, 2004, the Company’s chief executive officer directly paid vendors on behalf of the Company in the total amount of $23,559. In addition, the chief executive officer advanced the Company $6,000. During the year ended September 30, 2004, the Company issued the chief executive officer 295,587 shares of the Company’s common stock valued at $29,559 to reimburse him for these transactions.

One of the Company’s former offices was located in the home of a major stockholder of the Company during the year ended September 30, 2003 and the period from October 1, 2003, to December 31, 2003. The stockholder did not charge the Company rent for this space. The fair market value of the rent has been estimated at approximately $250 per month. Therefore, included in the accompanying statement of operations is $750 and $3,000 of rent expense for the years ended September 30, 2004 and 2003, respectively.

Effective April 30, 2002 the Company entered into a lease agreement with the father of the chief executive officer and major stockholder of the Company to lease 33 acres of land to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of February 29, 2004, upon the sale of Health Renu, Inc. to a stockholder of the Company, the $5,500 liability was written off the books and the lease obligation was transferred to the stockholder.

During the year ended September 30, 2004, the Company recognized revenue of $19,213 from sales of product to a stockholder and consultant to the Company.

During the year ended September 30, 2003, the Company issued stock with a value of approximately $46,000 to a company owned by the former president of the Company for research and development services.

11.	Non-Cash Investing and Financing Activities

During the years ended September 30, 2004 and 2003, the Company engaged in certain non-cash investing and financing activities as follows:

Issuance of common stock as payment of liability	$60,773	$50,000

Transfer of property for reduction in accrued liability	$3,632	$—

Sale of common stock for subscription receivable recorded in other current assets	$2,500	$—

Sale of assets for reduction in liabilities:
Accounts receivable	$1,994	$—

Other asset	$64	$—

Fixed assets	$50,129	$—

Notes payable	$(15,403)	$—

Accounts payable	$(52,252)	$—