Form 10QSB
period 2004-12-31
HEALTHRENU MEDICAL INC
filed 2005-02-25
CIK 791118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     As of February 24, 2005 the issuer had 28,501,543 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes ☐  No ☑

ITEM 1: FINANCIAL STATEMENTS

HEALTHRENU MEDICAL, INC.
FORM 10-QSB

HEALTHRENU MEDICAL, INC.

BALANCE SHEET

December 31, 2004 and September 30, 2004

	December 31,	September 30,
	2004	2004
	(Unaudited)	(Note)
ASSETS

Current assets:
Cash and cash equivalents	$8,765	$7,560
Inventories	21,765	22,430
Accounts receivable	1,389	2,500
Prepaid expense	2,086	—

Total current assets	34,005	32,490

Property and equipment, net	3,689	4,048

Total assets	$37,694	$36,538

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$112,957	$131,223
Accounts payable-stockholder	2,329	2,329
Accrued liabilities	15,254	58,660
Note payable to stockholder	1,000	1,000

Total current liabilities	131,540	193,212

Stockholders’ equity:
Convertible preferred stock, Series 2000A, $0.001 par value; 1,500,000 shares authorized, 1,763 shares issued and outstanding at December 31 2004 and September 30, 2004	2	2
Common stock, $.001 par value; 50,000,000 shares authorized, 26,797,876 and 22,454,451 shares issued and outstanding at December 31, 2004 and September 30, 2004, respectively	26,799	22,455
Additional paid-in capital	1,728,917	1,635,657
Unissued common stock	54,219	42,511
Accumulated deficit	(1,903,783)	(1,857,299)

Total stockholders’ equity	(93,846)	(156,674)

Total liabilities and stockholders’ equity	$37,694	$36,538

Note: The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

for the three months ended December 31, 2004 and 2003

	Three Months Ended
	December 31,
	2004	2003
Sales	$3,753	$2,897

Cost of sales	948	2,059

Gross profit (loss)	2,805	838

General and administrative expenses	49,278	120,553

Loss from operations	(46,473)	(119,715)

Interest expense	11	400

Net loss	$(46,484)	$(120,115)

Weighted average shares outstanding	26,073,972	16,733,917

Basic and diluted net loss per common share	$(0.00)	$(0.01)

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

for the three months ended December 31, 2004

					Additional
			Common	Common	Paid	Common
			Stock	Stock	In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Committed	Deficit	Total

Balance at September 30, 2004	1,763	$2	22,454,451	$22,455	$1,635,657	$42,511	$(1,857,299)	$(156,674)

Common stock issued as settlement	—	—	25,000	25	725	—	—	750

Common stock issued as payment for liabilities	—	—	2,623,850	2,624	49,888	—	—	52,512

Issuance of common stock committed	—	—	694,575	695	13,197	(13,892)	—	—

Common stock issued for cash	—	—	1,000,000	1,000	29,450	—	—	30,450

Cash received for common stock committed	—	—	—	—	—	25,600	—	25,600

Net loss	—	—	—	—	—	—	(46,484)	(46,484)

Balance at December 31, 2004	1,763	$2	26,797,876	$26,799	$1,728,917	$54,219	$(1,903,783)	$(93,846)

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the three months ended December 30, 2004 and 2003

	Three Months Ended
	December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(46,484)	$(120,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	359	2,432
Common stock issued as settlement	750	—
Rent expense contributed by stockholder		750
Stock-based compensation for services		2,950
Stock-based employee compensation		18,750
Changes in operating assets and liabilities:
Accounts receivable	(1,389)	—
Employee receivable	—	5,771
Other current assets	(2,086)	3,600
Inventories	665	997
Accounts payable	(18,266)	40,573
Accrued liabilities	9,106	(600)

Net cash used in operating activities	(57,345)	(44,892)

Cash flows from investing activities:
Purchase of fixed assets	—	(3,498)

Net cash used in investing activities	—	(3,498)

Cash flows from financing activities:
Common stock issued for cash	30,450	—
Proceeds from common stock committed	25,600	—
Payment received on stock subscription receivable	2,500	31,000

Net cash provided by financing activities	58,550	31,000

(Decrease)/Increase in cash and cash equivalents	1,205	(17,390)

Cash and cash equivalents, beginning of year	7,560	17,684

Cash and cash equivalents, end of year	$8,765	$294

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of common stock as payment of liability	$52,512	$—

See accompanying notes to financial statements

HEALTHRENU MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of HealthRenu Medical, Inc. (the “Company”) included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.	Critical Accounting Policies, continued

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

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.	Critical Accounting Policies, continued

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

Loss Per Share

Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from convertible preferred stock and common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented. If the Company had reported net income for the three months ended December 31, 2004 or 2003, the calculation of diluted net income per share would have included 1,763 additional common equivalent shares for the Company’s convertible preferred stock.

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

Stock-Based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”, rather than applying the fair value method prescribed in SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

Continued

HEALTHRENU MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.	Going Concern

During the three months ended December 31, 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

Net loss	$(46,484)
Negative cash flows from operations	$(57,345)
Negative working capital	$(97,535)
Accumulated deficit	$(1,903,783)
Stockholders’ deficit	$(93,846)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	Effective September 2003, the Company entered into a recapitalization transaction with a public shell to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

•	The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to pay down liabilities and to provide working capital.

•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

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

In 2004, Cause Number 825,095, “David M. Loev v. HealthRenu Medical, Inc,” was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The amount has been recorded as a liability as of December 31, 2004 in the accompanying financial statements.

6.	Related Party Transaction

During the three months ended December 31, 2004, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Factors that may affect future results” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed in Form 10-KSB for the year ended September 30, 2004.

HealthRenu Medical, Inc. provides raw materials to a third party manufacturing company who produces various of products for skin care and wound care, that is purchased and distributed by the Company. The Company was founded by Darrell Good with the help of a Dallas, Texas pharmaceutical firm. All HealthRenu products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. A significant amount of research and development has occurred as well as extensive product testing.

The Company’s products are specifically used for skin care and wound care. The
Company’s products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. The Company is aggressively pursuing additional uses for its products in other areas of the medical field. For example, the Company is researching using its products as transdermal carriers of other medications into the body, which would result in many different applications for the Company’s products

HealthRenu Medical currently has eight major products in their line, they include:

—     DERM-ALL GEL WOUND DRESSING
—     SKIN RENU’ LOTION
—     SKIN RENU’ SKIN THERAPY
—     SKIN RENU’ PLUS CIRCULATION FORMULA
—     RENU’ CARE SKIN-CARE WASH CREAM
—     HEALTH RENU’ SPORT MEDICINE
—     HEALTH RENU’ DEEP RELIEF PAIN RELIEVER
—     HEALTH RENU’ FACIAL SOAP

The Company has exclusive usage of the formulas and has the right to purchase them as well. These products have provided a very simple, cost effective way in dealing with disorders without side affects and come with a satisfaction guarantee to the medical field as well as to the household consumer. All HealthRenu products are registered with the Food and Drug Administration (“FDA”).

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

We do not have sufficient working capital to sustain our operations. We have been unable to generate sufficient revenues to sustain our operations. We will have to obtain funds to meet our cash requirements through business alliances, such as strategic or financial transactions with third parties, the sale of securities or other financing arrangements, or we may be required to curtail our operations, seek a merger partner, or seek protection under federal bankruptcy laws. Any of the foregoing may be on terms that are unfavorable to us or disadvantageous to existing stockholders. In addition, no assurance may be given that we will be successful in raising additional funds or entering into business alliances.

COMPARISON OF OPERATING RESULTS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31,
2003

Revenues increased from $2,897 for the three months ended December 31, 2003 to
$3,752 for the three months ended December 31, 2004. The increase in revenues is due to increased sales volume.

Cost of sales decreased from $2,059 for the three months ended December 31, 2003 to $948 for the three months ended December 31, 2004.

Gross profit increased from a gross profit of $838 for the three months ended December
31, 2003 to a gross profit of $2,805 for the three months ended December 31, 2004.

General and administrative expenses decreased from $120,553 for the three months ended December 31, 2003 to $49,278 for the three months ended December 31, 2004. The decrease in general and administrative expenses was due to lower costs related to having one employee and one office location and savings attributed to outsourcing.

The Company recorded a loss from operations of $119,715 for the three months ended December 31, 2003 compared to a loss from operations of $46,473 for the three months ended December 31, 2004. The decrease in loss from operations is principally due to the decreased general and administrative expenses.

The Company reported a net loss of $120,115 for the three months ended December 31, 2003 compared to a net loss of $46,484 for the three months ended December 31, 2004. The decrease in net loss is principally due to the decrease in general and administrative expenses.

Basic and diluted net loss per common share was $.01 for the three months ended December 31, 2003 compared to $.00 for the three months ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2004 the Company has not generated positive cash flow from its own operations due to the preliminary nature of its operations and its ongoing investment in research and development. Consequently, the Company has been dependent on external financing to fund its cash requirements.

As of December 31, 2004, the Company’s cash totaled $8,765 and total current assets were $34,005. Inventory at December 31, 2004 was $21,765.

As of December 31, 2004, the Company’s accounts payable totaled $112,957 of which $41,688 was payable to a former officer. Total current liabilities were $131,540.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report (the “Evaluation Date”), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2004, Cause Number 825,095, “David M. Loev v. HealthRenu Medical, Inc,” was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The company is defending the lawsuit and attempting to settle the matter.

ITEM 2. CHANGES IN SECURITIES

During the quarter ended December 31, 2005 we issued 4,343,425 shares of our common stock. A total of 2,648,850 shares were issued in payment of certain liabilities including settlements for debt in the amount of $53,312. The remaining 1,694,575 shares were sold to directors and family of affiliates for the sum of $69,942 in exempt transactions under Section 4(1) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	Reports on Form 8-K.

NONE

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHRE NU MEDICAL, INC.

DATED: February 24, 2005	By:	/s/ Robert W. Prokos

Robert W. Prokos
Chief Executive Officer and
Principal Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert w. Prokos	Chief Executive Officer	February 24, 2005
and Director
Robert W. Prokos	(Principal Financial Officer)