Form 10QSB
period 2005-03-31
HEALTHRENU MEDICAL INC
filed 2005-05-18
CIK 791118

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 000-21914

HEALTHRENU MEDICAL, INC.

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	84-1022287 (IRS Employer Identification No.)

12777 Jones Road, Suite 481, Houston, Texas 77070

(Address of principal executive offices)

(281) 890-2561

(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, $.001 PAR VALUE PER SHARE

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑     No  ☐

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☐

     As of May 1, 2005 the issuer had 29,897,531 shares of common stock, $.001 par value per share outstanding.

Documents Incorporated by Reference: NONE

     Transitional Small Business Disclosure Format:   Yes  ☐No  ☑

ITEM 1: FINANCIAL STATEMENTS

HEALTHRENU MEDICAL, INC.
FORM 10-QSB

Page
Unaudited Condensed Financial Statements:

Unaudited Condensed Balance Sheet as of March 31, 2005 and September 30, 2004	2

Unaudited Condensed Statement of Operations for the three months and six months ended March 31, 2005 and 2004	3

Unaudited Condensed Statement of Stockholder’s Equity for the six months ended March 31, 2005	4

Unaudited Condensed Statement of Cash Flows for the six months ended March 31, 2005 and 2004	5

Notes to Unaudited Condensed Financial Statements	6
Certificate of the CEO and CFO Pursuant to Section 302
Certificate of the CEO and CFO Pursuant to Section 906

HEALTHRENU MEDICAL, INC.
BALANCE SHEET
March 31, 2005 and September 30, 2004

	March 31,	September 30,
	2005	2004
ASSETS	(Unaudited)	(Note)
Current assets:
Cash and cash equivalents	$—	$7,560
Inventories	32,903	22,430
Accounts receivable	1,957	2,500
Prepaid expense	2,086	—

Total current assets	36,946	32,490
Property and equipment, net	3,908	4,048

Total assets	$40,854	$36,538

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Book overdraft	$407	$—
Accounts payable	119,407	131,223
Accounts payable-stockholder	2,329	2,329
Accrued liabilities	18,055	58,660
Note payable to stockholder	1,000	1,000

Total current liabilities	141,198	193,212

Stockholders’ equity:
Convertible preferred stock, Series 2000A, $0.001 par value; 1,500,000 shares authorized, 1,763 shares issued and outstanding at March 31 2005 and September 30, 2004	2	2
Common stock, $.001 par value; 50,000,000 shares authorized, 29,347,531 and 22,454,451 shares issued and outstanding at March 31, 2005 and September 30, 2004, respectively	29,348	22,455
Additional paid-in capital	1,816,187	1,635,657
Unissued common stock	—	42,511
Accumulated deficit	(1,945,881)	(1,857,299)

Total stockholders’ equity (deficit)	(100,344)	(156,674)

Total liabilities and stockholders’ equity	$40,854	$36,538

Note: The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
for the three months and six months ended March 31, 2005 and 2004

	Three Months Ended		Six Months Ended
	March 31		March 31
	2005	2004	2005	2004
Sales	$3,744	$24,498	$7,497	$27,395

Cost of sales	1,353	11,294	2,301	13,353

Gross profit (loss)	2,391	13,204	5,196	14,042

General and administrative expenses	44,482	188,933	93,760	309,486

Loss from operations	(42,091)	(175,729)	(88,564)	(295,444)

Gain on sales of assets	—	15,468	—	15,468

Interest expense	(7)	—	(18)	(400)

Net loss	$(42,098)	$(160,261)	$(88,582)	$(280,376)

Weighted average shares outstanding	28,099,325	19,470,518	26,362,745	18,094,740

Basic and diluted net loss per common share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.
UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
for the six months ended March 31, 2005

	Preferred		Common Stock	Common Stock	Additional	Common
					Paid In	Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Committed	Deficit	Total
Balance at September 30, 2004	1,763	$2	22,454,451	$22,455	$1,635,657	$42,511	$(1,857,299)	$(156,674)
Common stock issued as settlement	—	—	25,000	25	725	—	—	750
Common stock issued as payment for liabilities	—	—	2,623,850	2,624	49,888	—	—	52,512
Issuance of common stock committed	—	—	1,585,563	1,586	40,925	(42,511)	—	—
Common stock issued for cash	—	—	2,658,667	2,658	88,992	—	—	91,650
Net loss	—	—	—	—	—	—	(88,582)	(88,582)

Balance at March 31, 2005	1,763	$2	29,347,531	$29,348	$1,816,187	$—	$(1,945,881)	$(100,344)

See accompanying notes to financial statements.

HEALTHRENU MEDICAL, INC.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
For the three months and six months ended March 31, 2005 and 2004

	Six Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(88,582)	$(280,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	646	4,868
Gain on sale of asset	—	(15,468)
Rent expense contributed by stockholder	—	750
Stock-based compensation for services/settlement	750	52,950
Stock-based employee compensation	—	30,000
Changes in operating assets and liabilities:
Accounts receivable	(1,957)	(1,994)
Other current assets	(2,086)	8,354
Inventories	(10,473)	15,089
Accounts payable and accrued liabilities	91	139,358

Net cash used in operating activities	(101,611)	(46,469)

Cash flows from investing activities:
Purchase of fixed assets	(506)	(3,498)

Net cash used in investing activities	(506)	(3,498)

Cash flows from financing activities:
Common stock issued for cash	91,650	—
Increase in book overdraft	407	1,283
Payment received on stock subscription receivable	2,500	31,000

Net cash provided by financing activities	94,557	32,283

(Decrease)/Increase in cash and cash equivalents	(7,560)	(17,684)
Cash and cash equivalents, beginning of period	7,560	17,684

Cash and cash equivalents, end of period	$—	$—

Supplemental disclosure of cash flow information:
Cash paid for interest	$18	$—

Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Issuance of common stock as payment of liability	$52,512	$21,214

Sale of assets for reduction in liabilities	$—	$52,187

See accompanying notes to financial statements

HEALTHRENU MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Interim Financial Statements

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

During the six months ended March 31, 2005, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

Net loss	$(88,582)
Negative cash flows from operations	$(101,611)
Negative working capital	$(104,252)
Accumulated deficit	$(1,945,881)
Stockholders’ deficit	$(100,344)

Management has developed specific current and long-term plans to address its viability as a going concern as follows:

•	Effective September 2003, the Company entered into a recapitalization transaction with a public shell to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

•	The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to pay down liabilities and to provide working capital.

•	In the long-term, the Company believes that cash flows from growth in its operations will provide the resources for continued operations.

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

In 2004, Cause Number 825,095,“David M.Loev v. HealthRenu Medical, Inc,” was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The amount has been recorded as a liability as of March 31, 2005 in the accompanying financial statements.

6.	Related Party Transaction

During the six months ended March 31, 2005, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company.

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

COMPARISON OF OPERATING RESULTS

Three Months and Six Months Ended March 31, 2005 Compared to March 31, 2004

Revenues decreased from $24,498 and $27,395 for the three and six months, respectively, ended March 31, 2004 to $3,744 and $7,497 for the three and six months, respectively, ended March 31, 2005. The decrease in revenues is due to decreased sales volume.

Cost of sales decreased from $11,294 and $13,353 for the three and six months, respectively, ended March 31, 2004 to $1,353 and $2,301 for the three and six months, respectively, ended March 31, 2005.

Gross profit decreased from a gross profit of $13,204 and $14,042 for the three and six months, respectively, ended March 31, 2004 to a gross profit of $2,391 and $5,196 for the three and six months, respectively, ended March 31, 2005.

General and administrative expenses decreased from $188,933 and $309,486 for the three and six months, respectively, ended March 31, 2004 to $44,482 and $93,760 for the three and six months, respectively, ended March 31, 2005. The decrease in general and administrative expenses was due to less stock based compensation in 2004 and lower costs related to having only two employees and one office location and savings attributed to outsourcing.

The Company recorded a loss from operations of $(175,729) for the three months and $(295,444) for the six months ended March 31, 2004 compared to a loss from operations of $(42,091) for the three months and $(88,564) for the six months ended March 31, 2005. The decrease in loss from operations is principally due to the decreased general and administrative expenses.

The Company reported a net loss of $(160,261) for the three months and $(280,376) for the six months ended March 31, 2004 compared to a net loss of $(42,098) for the three months and $(88,582) for the six months ended March 31, 2005. The decrease in net loss is principally due to the decrease in general and administrative expenses.

Basic and diluted net loss per common share was $(.01) for the three months and $(.02) for the six months ended March 31, 2004 compared to $(.00) for the three months and $(.00) for the six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended March 31, 2005 the Company has not generated positive cash flow from its own operations due to the preliminary nature of its operations and its ongoing investment in research and development. Consequently, the Company has been dependent on external financing to fund its cash requirements.

As of March 31, 2005, the Company was in a book overdraft position of $(407) and total current assets were $36,946. Inventory at March 31, 2005 was $32,903.

As of March 31, 2005, the Company’s accounts payable totaled $119,407 of which $41,688 was payable to a former officer. Total current liabilities were $141,198.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2004, Cause Number 825,095,“David M.Loev v. HealthRenu Medical, Inc,” was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company.

ITEM 2. CHANGES IN SECURITIES

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUIRTY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith as an exhibit.

b)	Reports on Form 8-K.

NONE

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHRENU MEDICAL, INC.
DATED: May 17, 2005	By:	/s/ Robert W. Prokos
Robert W. Prokos
Chief Executive Officer and Principal Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Robert w. Prokos Robert W. Prokos	Chief Executive Officer and Director (Principal Financial Officer)	May 17, 2005