Form 10QSB
period 2005-06-30
HEALTHRENU MEDICAL INC
filed 2005-08-15
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

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

              12777 Jones Road, Suite 481, Houston, Texas 77070
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 890-2561
                         -------------------------------
                         (Registrant's telephone number)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      As of August 1, 2005 the issuer had 32,585,505 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

ITEM 1: FINANCIAL STATEMENTS



                            HEALTHRENU MEDICAL, INC.
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page

Unaudited Condensed Financial Statements:

   Unaudited Condensed Balance Sheet as of June 30,
     2005 and September 30, 2004                                              2

   Unaudited Condensed Statement of Operations for the
     three months and nine months ended June 30, 2005 and 2004                3

   Unaudited Condensed Statement of Stockholder's Equity (Deficit)
     for the nine months ended June 30, 2005                                  4

   Unaudited Condensed Statement of Cash Flows for the
     nine months ended June 30, 2005 and 2004                                 5

Notes to Unaudited Condensed Financial Statements                             6

                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                      June 30, 2005 and September 30, 2004

                                   ----------

                                                                      June 30,       September 30,
                                                                       2005               2004
     ASSETS                                                         (Unaudited)          (Note)
                                                                    -----------       -----------
Current assets:
  Cash and cash equivalents                                         $    19,028       $     7,560
  Inventories                                                            23,828            22,430
  Accounts receivable                                                     2,814             2,500
  Prepaid expense                                                        20,516                --
  Deferred financing costs                                              360,000                --
                                                                    -----------       -----------

    Total current assets                                                426,186            32,490

Property and equipment, net                                               3,422             4,048
                                                                    -----------       -----------

      Total assets                                                  $   429,608       $    36,538
                                                                    ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                  $   125,158       $   131,223
  Accounts payable-stockholder                                            2,329             2,329
  Accrued liabilities                                                    21,163            58,660
  Notes payable                                                         188,843                --
  Note payable to stockholders                                           91,000             1,000
                                                                    -----------       -----------

    Total current liabilities                                           428,493           193,212
                                                                    -----------       -----------


Stockholders' equity (deficit):
  Convertible preferred stock, Series 2000A, $0.001 par value;
    1,500,000 shares authorized, 1,763 shares issued and
    outstanding at June 30, 2005 and September 30, 2004                       2                 2
  Common stock, $.001 par value; 50,000,000 shares authorized,
    31,478,505 and 22,454,451 shares issued and outstanding at
    June 30, 2005 and September 30, 2004,respectively                    31,479            22,455
  Additional paid-in capital                                          2,065,512         1,635,657
  Unissued common stock                                                      --            42,511
  Accumulated deficit                                                (2,095,878)       (1,857,299)
                                                                    -----------       -----------

      Total stockholders' equity (deficit)                                1,115          (156,674)
                                                                    -----------       -----------

        Total liabilities and stockholders' equity (deficit)        $   429,608       $    36,538
                                                                    ===========       ===========

Note: The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
        for the three months and nine months ended June 30, 2005 and 2004

                                   ----------

-------------------------------------------      -------------------------------       -------------------------------
                                                       Three Months Ended                      Nine Months Ended
-------------------------------------------      -------------------------------       -------------------------------
                                                             June 30                              June 30
-------------------------------------------      -------------------------------       -------------------------------
                                                      2005              2004              2005             2004
                                                      ----              ----              ----             ----
-------------------------------------------      ------------       ------------       ------------       ------------
Sales                                            $      3,044       $         --       $     10,541       $     27,395
-------------------------------------------      ------------       ------------       ------------       ------------
Cost of sales                                           1,106                 --              3,407             13,353
-------------------------------------------      ------------       ------------       ------------       ------------
    Gross profit (loss)                                 1,938                 --              7,134             14,042
-------------------------------------------      ------------       ------------       ------------       ------------
General and administrative expenses                    91,727             82,604            185,487            392,090
-------------------------------------------      ------------       ------------       ------------       ------------
    Loss from operations                              (89,789)           (82,604)          (178,353)          (378,048)
-------------------------------------------      ------------       ------------       ------------       ------------
Gain on sales of assets                                    --                 --                 --             15,468
-------------------------------------------      ------------       ------------       ------------       ------------
Interest and financing expense                        (60,208)                --            (60,226)              (400)
-------------------------------------------      ------------       ------------       ------------       ------------
    Net loss                                     $   (149,997)      $    (82,604)      $   (238,579)      $   (362,980)
-------------------------------------------      ------------       ------------       ------------       ------------

-------------------------------------------      ------------       ------------       ------------       ------------
Weighted average shares outstanding                30,142,197         19,542,667         27,622,562         18,590,192
-------------------------------------------      ------------       ------------       ------------       ------------
Basic and diluted net loss per common share      $      (0.01)      $      (0.00)      $      (0.01)      $      (0.02)
-------------------------------------------      ------------       ------------       ------------       ------------

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
              UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     for the nine months ended June 30, 2005

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
                                                      Common       Common     Additional    Common
                                                      Stock        Stock       Paid In       Stock       Accumulated
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
                                Shares    Amount      Shares       Amount      Capital     Committed       Deficit         Total
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
Balance at September 30, 2004    1,763     $ 2      22,454,451    $22,455     $1,635,657   $ 42,511     $(1,857,299)     $(156,674)
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
    Common stock issued as         --       --        25,000         25          725           --             --            750
          settlement
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
    Common stock issued as
   Payment for liabilities         --       --      2,623,850      2,624        49,888         --             --           52,512
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
   Issuance of common stock        --       --      1,585,563      1,586        40,925     (42,511)           --             --
          committed
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
   Common stock issued for         --       --        25,000         25         2,475          --             --           2,500
           services
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
 Common stock issued for cash      --       --      3,208,667      3,208       106,241         --             --          109,449
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
   Common stock issued for                          1,555,974      1,556       169,601                                    171,157
           funding
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
     Effect of beneficial          --       --          --           --         60,000         --             --           60,000
      Conversion feature
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
           Net loss                --       --          --           --           --           --         (238,579)      (238,579)
                                  ---      ---         ---          ---          ---          ---         --------       --------
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------
   Balance at June 30, 2005      1,763     $ 2      31,478,505   $31,479      $2,065,512      $--       $(2,095,878)      $ 1,115
                                 =====     ===      ==========   =======      ==========      ===       ============      =======
------------------------------- -------- --------- ------------- ----------- ------------ ------------ ---------------- ------------

See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                For the nine months ended June 30, 2005 and 2004

                                   ----------

                                                                     Nine Months Ended
                                                                          June 30,
                                                                   2005             2004
                                                                 ---------       ---------
Cash flows from operating activities:
  Net loss                                                       $(238,579)      $(362,980)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                     1,133           5,150
    Gain on sale of asset                                               --         (15,468)
    Rent expense contributed by stockholder                             --             750
    Stock-based compensation for services/settlement                 3,250          52,950
    Stock-based employee compensation                                   --          37,500
    Effect of beneficial conversion feature                         60,000              --
    Changes in operating assets and liabilities:
      Accounts receivable                                             (314)         (1,994)
      Inventories                                                   (1,398)         15,089
      Prepaid expense                                              (20,516)         (1,646)
      Accounts payable and accrued liabilities                       8,949         152,946
                                                                 ---------       ---------

Net cash used in operating activities                             (187,475)       (117,703)
                                                                 ---------       ---------

Cash flows from investing activities:
  Purchase of fixed assets                                            (506)         (3,498)
                                                                 ---------       ---------

        Net cash used in investing activities                         (506)         (3,498)
                                                                 ---------       ---------

Cash flows from financing activities:
  Common stock issued for cash                                     109,449          85,500
  Proceeds from note payable to stockholders                        90,000              --
  Payment received on stock subscription receivable                     --          31,000
                                                                 ---------       ---------

        Net cash provided by financing activities                  199,449         116,500
                                                                 ---------       ---------

(Decrease)/Increase in cash and cash equivalents                    11,468          (4,701)

Cash and cash equivalents, beginning of year                         7,560          17,684
                                                                 ---------       ---------

Cash and cash equivalents, end of year                           $  19,028       $  12,983
                                                                 =========       =========


Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $     226       $      --
                                                                 =========       =========

  Cash paid for income taxes                                     $      --       $      --
                                                                 =========       =========

  Non-cash investing and financing activities:
    Issuance of common stock and notes payable for
      financing costs                                            $ 360,000       $      --
                                                                 =========       =========

    Issuance of common stock as payment of liability             $  52,512       $  50,773
                                                                 =========       =========

    Transfer of property for reduction in accrued liability      $      --       $   3,811
                                                                 =========       =========

    Sale of common stock for subscription receivable             $      --       $   4,000
                                                                 =========       =========

                 See accompanying notes to financial statements

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------

1.    Interim Financial Statements

      The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of HealthRenu Medical, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2004. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

2.    Organization

      HealthRenu Medical, Inc. (the "Company"), a Nevada corporation, is headquartered in Houston, Texas. The Company provides raw materials to a third party manufacturing company who produces various skin care products that are purchased and distributed by the Company primarily to the home health care and other medical markets throughout the United States.

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


3.    Significant Accounting Policies

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

                                    Continued
                                       -6-

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------

3.    Significant Accounting Policies, continued

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

                                    Continued
                                       -7-

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------

3.    Significant Accounting Policies, continued

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

      Loss Per Share

      Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from convertible preferred stock and common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented. If the Company had reported net income for the three ande nine months ended June 30, 2005 or 2004, the calculation of diluted net income per share would have included 1,763 additional common equivalent shares for the Company's convertible preferred stock.

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

      Stock-Based Compensation

      Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based
      Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

                                    Continued
                                       -8-

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------

4.    Going Concern

      During the nine months ended June 30, 2005, the Company has experienced negative financial results as follows:

      Net loss                                                      $  (238,579)

      Negative cash flows from operations                           $  (187,475)

      Negative working capital                                      $    (2,307)

      Accumulated deficit                                           $(2,095,878)

      Management has developed specific current and long-term plans to address its viability as a going concern as follows:

      o Effective September 2003, the Company entered into a recapitalization transaction with a public shell to gain access to public capital markets, to increase attractiveness of its equity and to create liquidity for stockholders.

      o The Company is also attempting to raise funds through debt and/or equity offerings. If successful, these additional funds will be used to pay down liabilities and to provide working capital.


      o     In the long-term,  the Company  believes that cash flows from growth
            in  its   operations   will  provide  the  resources  for  continued
            operations.

      There can be no assurance that the Company will have the ability to implement its business plan and ultimately attain profitability. The Company's long-term viability as a going concern is dependent upon three key factors, as follows:

      o The Company's ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations in the near term.

      o     The ability of the Company to control costs and expand revenues.

      o     The  ability  of  the  Company  to   ultimately   achieve   adequate
            profitability   and  cash  flows  from  operations  to  sustain  its
            operations.

5.    Litigation

      In 2004, Cause Number 825,095,"David M. Loev v. HealthRenu Medical, Inc," was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The amount has been recorded as a liability as of June 30, 2005 in the accompanying financial statements.

6.    Related Party Transaction

      During the nine months ended June 30, 2005, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company.


                                    Continued
                                       -9-

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                   ----------

7.    Convertible Notes Payable

      During April and May 2005, the Company received $90,000 in the form of convertible notes payable from certain of its officers and directors. These notes bear interest at 8% per year and are convertible into the Company's common stock at $0.03 per share. The notes mature on August 31, 2005. Since the conversion price was less than the fair market value of the Company's common stock, the Company recorded a $60,000 beneficial conversion feature which is included in interest and financing expenses in the accompanying statement of operations for the nine months ended June 30, 2005.

8.    Standby Equity Distribution Agreement

      In May 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the Company may periodically sell to Cornell shares of its common stock for a purchase price of up to a maximum $10.0 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 97% of the lowest volume weighted average price at which its common stock is traded for the five trading days immediately following the notice date. The Company may request advances under the SEDA once the underlying shares are registered under the Securities Act. Thereafter, the Company may continue to request advances until Cornell has advanced $10.0 million or 24 months after the effective date of the registration statement, whichever occurs first. The amount of each advance is limited to a maximum draw down of $350,000 every five trading days. Cornell will retain a fee of 5% of each advance under the SEDA. The Company also issued 1,465,065 shares of its common stock and a promissory note in the principal amount of $188,843 to Cornell and issued 90,909 shares of its common stock to a placement agent, resulting in total deferred financing costs of $360,000 at June 30, 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company's products are specifically used for skin care and wound care. The Company's products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. The Company is aggressively pursuing additional uses for its products in other areas of the medical field. For example, the Company is researching using its products as transdermal carriers of other medications into the body, which would result in many different applications for the Company's products

HealthRenu Medical currently has eight major products in their line, they include:

- -     DERM-ALL GEL WOUND DRESSING
- -     SKIN RENU' LOTION
- -     SKIN RENU' SKIN THERAPY
- -     SKIN RENU' PLUS CIRCULATION FORMULA
- -     RENU' CARE SKIN-CARE WASH CREAM
- -     HEALTH RENU' SPORTS MEDICINE
- -     HEALTH RENU' DEEP RELIEF PAIN RELIEVER
- -     HEALTH RENU' FACIAL SOAP

The Company has exclusive usage of the formulas and has the right to purchase them as well. These products have provided a very simple, cost effective way in dealing with disorders without side affects and come with a satisfaction guarantee to the medical field as well as to the household consumer. All
HealthRenu  products  are  registered  with the  Food  and  Drug  Administration
("FDA").

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition, inventories and stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Of the significant accounting policies used in the preparation of the Company's financial statements, the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

Revenue is recognized when products are shipped.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis.

Stock-Based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

COMPARISON OF OPERATING RESULTS

Three Months and Nine Months Ended June 30, 2005 Compared to June 30, 2004

Revenues increased from $-0- for the three months ended June 30, 2004 to $3,044 for the three months ended June 30, 2005. The increase in revenues is due to increased sales volume.

Revenues decreased from $27,395 for the nine months ended June 30, 2004 to $10,541 for the nine months ended June 30, 2005. The decrease in revenues is due to decreased sales volume.

Cost of sales increased from $-0- for the three months ended June 30, 2004 to $1,106 for the three months ended June 30, 2005, which is consistent with the increase in sales for the same period.

Cost of sales decreased from $13,353 for the nine months ended June 30, 2004 to $3,407 for the nine months ended June 30, 2005, which is consistent with the decrease in sales for the same period.

Gross profit increased from a gross profit of $-0- for the three months ended June 30, 2004 to a gross profit of $1,938 for the three months ended June 30, 2005.

Gross profit decreased from a gross profit of $14,042 for the nine months ended June 30, 2004 to a gross profit of $7,134 for the nine months ended June 30, 2005.

General and administrative expenses increased from $82,604 for the three months ended June 30, 2004 to $91,727 for the three months ended June 30, 2005. The increase in general and administrative expenses was due to an increase in professional fees.

General and administrative expenses decreased from $392,090 for the nine months ended June 30, 2004 to $185,487 for the nine months ended June 30, 2005. The decrease in general and administrative expenses was due to lower costs related to having one employee and one office location and savings attributed to outsourcing in 2005.

The Company recorded a loss from operations of $(82,604) for the three months ended June 30, 2004 compared to a loss from operations of $(89,789) for the three months ended June 30, 2004. The increase in loss from operations is principally due to the increased general and administrative expenses.

The Company recorded a loss from operations of $(378,048) for the nine months ended June 30, 2004 compared to a loss from operations of $(178,353) for the nine months ended June 30, 2004. The decrease in loss from operations is principally due to the decrease in general and administrative expenses.

Interest and financing expense increased from $-0- for the three months ended June 30, 2004 to $60,208 for the three months ended June 30, 2005. The increase is due to the increase in notes payable and the Company recording a $60,000 beneficial conversion feature related to its convertible notes payable.

Interest and financing expense increased from $400 for the nine months ended June 30, 2004 to $60,226 for the nine months ended June 30, 2005. The increase is due to the increase in notes payable and the Company recording a $60,000 beneficial conversion feature related to its convertible notes payable.

Basic and diluted net loss per common share was $(0.00) for the three months ended June 30, 2004 compared to $(0.01) for the three months ended June 30, 2005.

Basic and diluted net loss per common share was $(0.02) for the nine months ended June 30, 2004 compared to $(0.01) for the nine months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended June 30, 2005 the Company has not ever generated any positive cash flow from its own operations due to the preliminary nature of its operations. Consequently, the Company has been dependent on external financing to fund its cash requirements.

As of June 30, 2005, the Company's cash totaled $19,028 and total current assets were $426,186. Inventory at June 30, 2005 was $23,828.

As of June 30, 2005, the Company's accounts payable totaled $125,158 of which $41,688 was payable to a former officer. Total current liabilities were $428,493.

On May 23, 2005 the Company entered into a material definitive agreement with Cornell Capital Partners, LP, pursuant to which the company may, at its discretion, periodically sell to Cornell Capital shares of its common stock for a total purchase price of up to $10,000,000. Cornell's obligation to purchase shares of the company's common stock is subject to certain conditions, including the Company effecting and maintaining an effective registration statement for the shares of common stock sold under the agreement and is limited to $350,000 per weekly advance.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      We filed a lawsuit in U.S. Federal District Court for the Southern District of Texas seeking to recover 8.1 million shares of our common stock from the founder and principal of HealthRenu, Darrell Good, and requesting that Mr. Good cease competing with us and soliciting our customers. The lawsuit, among other claims, alleges breach of contract, fraud and breach of fiduciary duty on the part of Mr. Good. A final default judgment against Mr. Good has been entered in this case and the court has ordered that the shares be cancelled and returned to us and that Mr. Good is enjoined from competing with us for one year. The order remains subject to appeal until August 28, 2005, at which time we plan to commence and diligently pursue enforcement of the judgment unless the order is appealed. We believe that Mr. Good would be required to post a substantial appeal bond to appeal this order. We cannot assure you that we will be successful in this case or even if successful, that we will be able to recover the shares sought or prevent Mr. Good from continuing to compete with us or to solicit our customers.

ITEM 2. CHANGES IN SECURITIES

      In May 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the Company may periodically sell to Cornell shares of its common stock for a purchase price of up to a maximum $10.0 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 97% of the lowest volume weighted average price at which its common stock is traded for the five trading days immediately following the notice date. The Company may request advances under the SEDA once the underlying shares are registered under the Securities Act. Thereafter, the Company may continue to request advances until Cornell has advanced $10.0 million or 24 months after the effective date of the registration statement, whichever occurs first. The amount of each advance is limited to a maximum draw down of $350,000 every five trading days. Cornell will retain a fee of 5% of each advance under the SEDA. The Company also issued 1,465,065 shares of its common stock and a promissory note in the principal amount of $188,843 to Cornell and issued 90,909 shares of its common stock to a placement agent. The common stock necessary to implement

      During the three months ended June 30, 2005, the Company issued a total of 855,988 shares of common stock to an officer of the Company, certain directors of the Company and a consultant to the Company in consideration of services rendered to the Company, as well as 434,000 shares of common stock to a director of the Company upon conversion of a loan of made by the director to the Company. In addition, the Company issued a total of 116,000 shares of common stock to investors for total cash consideration of $4,800 during the three months ended June 30,2005. The transactions were conducted under Section 4(2) of the Securities Act of 1993 since the sale of such securities did not involve any public offering.





ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None


ITEM 5. OTHER INFORMATION

      None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits

            Exhibit No.  Description

            4.1 Standby Equity Distribution Agreement between HealthRenu Medical, Inc. and Cornell Capital Partners, L.P. dated May 23,2005 incorporated herein by reference to Exhibit 4.1 to the Company's Form SB-2 filed on even date herewith.


            31.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

            32.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 the Sarbanes-Oxley Act of 2002.*

            *Filed herewith as an exhibit.

      b)    Reports on Form 8-K.

            None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEALTHRENU MEDICAL, INC.

DATED: August 15, 2005                    By: /s/ Robert W. Prokos
                                             -----------------------------
                                             Robert W. Prokos
                                               Chief Executive Officer and
                                               Principal Financial Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                       TITLE                                  DATE

/s/ Robert w. Prokos       Chief Executive Officer               August 15, 2005
--------------------       and Director
Robert W. Prokos           (Principal Financial Officer)