Form 10KSB
period 2005-09-30
HEALTHRENU MEDICAL INC
filed 2006-02-02
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the fiscal year ended September 30, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                     COMMON STOCK, $.001 PAR VALUE PER SHARE

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [_]

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      The issuer's revenues for the most recent fiscal year ended September 30, 2005 were $9,785.

      The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the closing sale price of such common equity as of January 31, 2006, was approximately $3,248,025.

      As of January 31, 2006 the issuer had 26,094,589 shares of common stock, $.001 par value per share outstanding.

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [_] No [X]

                            HEALTHRENU MEDICAL, INC.
                                   FORM 10-KSB
                          YEAR ENDED September 30, 2005
                                      INDEX

                                     Part I

    Item 1.             Description of Business......................3

    Item 2.             Description of Property......................7

    Item 3.             Legal Proceedings............................7

    Item 4.             Submission of Matters to a Vote of
                        Security Holders.............................7

                                     Part II

    Item 5.             Market for Common Equity and Related
                        Stockholder Matters..........................7

    Item 6.             Management's Discussion and Analysis or
                        Plan of Operation............................9

    Item 7.             Financial Statements.........................20

    Item 8.             Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure...................................20

    Item 8A.            Controls and Procedures......................20

    Item 8B             Other Information............................N/A

                                    Part III

    Item 9.             Directors, Executive Officers, Promoters
                        and Control Persons; Compliance with
                        Section 16(a) of the Exchange Act............20

    Item 10.            Executive Compensation.......................22

    Item 11.            Security Ownership of Certain Beneficial
                        Owners and Management and Related
                        Stockholders Matters.........................23

    Item 12.            Certain Relationships and Related
                        Transactions.................................24

    Item 13.            Exhibits and Reports on Form 8-K
                        (a)   Exhibits...............................26

                        (b)   Reports on Form 8-K....................26

    Item 14.            Principal Accountant Fees and Services ......26

    Signatures ......................................................26

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HealthRenu Medical, Inc. ("HealthRenu", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB, unless another date is stated, are to September 30, 2005.

BUSINESS DEVELOPMENT

HealthRenu was originally incorporated in Colorado as American Merger Control, Inc. on January 6, 1986. In 1990, the Company changed its name to Ultratech Knowledge Systems, Inc., and in 1993 the Company changed its name again to AGTsports, Inc. During the fiscal years ended September 30, 1991 and through September 30, 1998, the Company's business plan was to pursue providing technological and software services to golf and related industries. In 1998, the Company abandoned this business plan. Prior to entering into an exchange agreement, discussed below, and the consummation of the transactions thereunder, the Company was considered a "shell" (or "blank check") company whose sole purpose was to search for and enter into new business opportunities.

On September 4, 2003, the Company merged into AGTsports, Inc., the Company's wholly-owned Nevada subsidiary. As a result of the merger, the Company was reincorporated in Nevada.

On September 26, 2003, AGTsports, Inc., Health Renu, Inc., a Delaware corporation (hereinafter "Health Renu-DE") and the former Health Renu-DE stockholders entered into an exchange agreement whereby Health Renu-DE became a wholly-owned subsidiary of the Company and control of the Company shifted to the former Health Renu-DE stockholders.

The exchange agreement represented a recapitalization of Health Renu-DE with accounting treatment similar to that used in a reverse acquisition, except that no goodwill or intangible asset is recorded. A recapitalization is characterized by the merger of a private operating company into a non-operating public shell corporation with nominal net assets and typically results in the owners and managers of the private company having effective or operating control after the transaction. HealthRenu emerged as the surviving financial reporting entity under the agreement, but AGTSports, Inc. remained as the legal reporting entity.

As a result of the acquisition of Health Renu-DE and a change in business focus, the Company changed its name to HealthRenu Medical, Inc. Hereinafter, a reference to the Company includes a reference to Health Renu-DE and vice-versa unless otherwise provided.

For the last three (3) years, the Company, and since its inception, Health Renu-DE has been in the medical research and development stage, with a focus on creating and improving its skin care and wound care products. During the last three(3) years, the Company had very little production or revenue.

BUSINESS OF THE ISSUER

The Company is a biotechnology company that develops, produces and distributes proprietary products for personal skin care and wound care under the Health Renu'(R) brand name. The products are all natural and provide nutrients and proteins which may aid the body in its healing process.

We have developed two product lines - our HealthRenu medical line and our BetterSkin consumer line - which consist of the following products:

HEALTHRENU MEDICAL LINE:

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

      FACIAL SOAP

      Used for facial skin disorders-contains omega 3, 6 & 9 fatty acids as well as vitamins.

BETTERSKIN CONSUMER LINE:

Our BetterSkin scented body lotions and body washes are designed for every day use by consumers. Our BetterSkin products come in the most popular selling scents in the U.S. - vanilla, strawberry, grapefruit, mango, cucumber melon, rose and peach - and contain seven (7) essential oils and vitamins. Unlike a majority of the consumer scented lotion lines on the market today which can damage fat cells of the skin, we believe that BetterSkin products offer a higher quality, healthier and less expensive lotion.

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

Our current marketing efforts include use of regional medical supply distribution companies, mailings and magazine advertising targeted to older consumers in limited U.S. markets, and internet sales.

COMPETITION

We estimate that the U.S. market for personal skin care products is $10 billion per year, including cosmeceutical (skin care products designed for both cosmetic and health purposes such as suncare, anti-acne and lip care products) and anti-aging products and hand and body lotions and the U.S. market for wound care products is $2.8 billion per year. Our product lines accounts for a less than one-percent (1%) market share of this market. We will depend on marketing and distribution efforts to increase our market share. We believe that with an aggressive marketing campaign, we can distribute our product line on a nationwide basis and generate more revenue.

The personal skin care and wound care industries are served by a number of sources, including major domestic and international medical, pharmaceutical, cosmetic, consumer products and other companies. Most of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources substantially greater than ours.

Large corporations dominate sales in these industries although we believe many opportunities exist for medium and smaller-sized companies like us to compete. Medical/Pharmaceutical competitors include such large corporations such as Johnson & Johnson, Pfizer, Merck and 3M. The consumer skin care arena includes leaders such as Procter & Gamble and Eli Lilly. The cosmeceutical market is led by such well known companies as Clinique, Lancome and Estee Lauder.

We believe that we compete based upon the effectiveness of our products and upon price. We minimize our product prices by minimizing our expenses, including for product production, inventory, advertising and other overhead expenses. We intend to operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing, and production functions. We also believe that our wound care products work simply, rapidly and effectively thus reducing the average cost of a wound closure to less than that for many or our competitors.

MANUFACTURE OF PRODUCTS

Our products are contract-manufactured by a Texas-based pharmaceutical laboratory which has been approved by the FDA. We do not have a contract with this laboratory. We cannot assure you that this laboratory will continue to maintain its FDA certification or that it will continue to be willing or able to produce our products for us at reasonable prices or at all. If for any reason this laboratory discontinues production of our products, it would likely result in significant delays in production of our products and interruption of our product sales as we seek to establish a relationship and commence production with a new laboratory.

The laboratory owns our product formulas subject to our exclusive use and right to purchase the formulas. The laboratory is responsible for supplying the formula ingredients other than the essential fatty acids which we supply for quality control purposes. We currently have on hand sufficient essential fatty acid supplies to meet our short terms needs and we have developed sources for their supply for the long-term future.

INTELLECTUAL PROPERTY

We own the registered trademark, Health Renu(R). We do not own any patents or licenses. Our production laboratory owns our product formulas subject to our rights to exclusive use of our product formulas and to purchase these formulas at prices that we believe are reasonable. We claim proprietary rights in various unpatented technologies, know-how, trade secrets and trademarks relating to our products and manufacturing processes. We protect our proprietary rights in our product formulas and operations through contractual obligations with our consultants and vendors. We cannot guarantee the adequacy of these protections, or that our competitors will not independently develop or patent products that are substantially equivalent or superior to our products.

Darrell Good, the founder and principal of Health Renu, has competed against us by posting products similar to ours with the same product numbers on his website for sale. Mr. Good has also attempted to solicit sales from our customers. We have various other claims against Mr. Good including for fraud, breach of contract and breach of fiduciary duty based on Mr. Good's misrepresentation to us that we owned our products' formulas when in fact they are owned by the production laboratory. We filed a lawsuit against Mr. Good in the U.S. District Court for the Southern District of Texas seeking recovery for these claims. Although a final default judgment against Mr. Good was entered in this case, we cannot assure you that we will be able to prevent Mr. Good from continuing to compete with us or solicit our customers. If Mr. Good continues to compete with us or solicit our customers, it could have a material adverse effect on our business.

GOVERNMENT REGULATION

Our products are considered over-the-counter ("OTC") and meet the FDA's requirements for sales directly to consumers and medical related companies. We are currently developing new OTC products for which we will need to meet FDA requirements in order to sell these products to consumers and medical related companies. Any product claims we make on our product packaging or sales literature must comply with FDA requirements. We believe that we are in material compliance with these requirements. We cannot assure you that these FDA requirements will not change, that our products will continue to be considered OTC products, that they will maintain their FDA registrations or that we will be able to obtain OTC classification or FDA registration for any future products that we may develop. All of our product production is outsourced to a FDA certified laboratory.

RESEARCH AND DEVELOPMENT OVER PAST TWO YEARS

The Company continually strives to develop new products to aid in personal skin and wound care for its customers. The Company seeks to conduct research and development on an on-going basis. We plan to bring to market any new products that are successfully developed and tested. We have not incurred any research and development expenses during the fiscal years ended September 30, 2004 and 2005, respectively.

Dr. Daniel Sparks MD-Surgeon, and a director of the Company, is completing a clinical write-up of the use of the products for pre-operative and post-operative surgical wound care. The write-up covers a two-year period of time that has resulted in the design of two new products that will be stated in the write-up. At the present time, Dr Sparks' work is continuing and ongoing.

EMPLOYEES

The Company has four (4) full-time employees. The Company contracts with consultants to assist in numerous areas of the Company's operations and development. Additionally, the Company outsources key functions to control costs and keep its overhead low. The Company will hire other full-time employees on an as needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases an office at 12777 Jones Road, Suite 481, Houston, Texas 77070. The lease provides for monthly payments of $2,115. The Company amended its lease effective January 1, 2006 through January 31, 2009. Initial monthly payments under the lease amendment are $3,833, escalating each year of the lease term. Future minimum payments under the lease are $36,797 for 2006, $41,713 for 2007, $42,952 for 2008 and $14,455 for 2009.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings pending against us except as described below.

In October 2005, Chris A. Grevenow, a stockholder, filed a lawsuit against us, our chief executive officer and a former chief executive officer, in the District Court for the City and County of Denver, State of Colorado. Mr. Grevenow claims he was issued 44,000 shares of common stock of AGTSports, Inc., a Colorado corporation and our predecessor, prior to 1997 which shares were intended to be "non-dilutive" and that he purchased 44,000 additional shares in May 1997. He further claims that he was not given notice of or an opportunity to vote with the respect to the reincorporation and exchange transaction in September 2003 whereby we became HealthRenu Medical, Inc. and that he was prevented from liquidating his shares at $8.50 per share. Mr. Grevenow alleges various claims for relief based upon negligent misrepresentation and concealment, fraudulent misrepresentation, fraudulent concealment, civil conspiracy, civil theft, breach of fiduciary duty, breach of contract, failure to provide notice of dissenter rights, violation of the Colorado Securities Act, and intentional infliction of emotional distress. Mr. Grevenow seeks relief including compensation for his stock, forfeited opportunities to liquidate his stock, actual, compensatory and punitive damages, costs and attorney fees and treble damages with respect to his civil theft claim. The Company believes this complaint is without merit and has filed an answer to defend against such complaint.

In April 2005, we filed a lawsuit in U.S. Federal District Court for the Southern District of Texas seeking to recover approximately 8.1 million shares of our common stock from the founder and principal of HealthRenu, Darrell Good, and requesting that Mr. Good cease competing with us and soliciting our customers. The lawsuit, among other claims, alleged breach of contract, fraud and breach of fiduciary duty on the part of Mr. Good. A final default judgment against Mr. Good was entered in this case on July 29, 2005 and the court ordered that the shares be cancelled and returned to us and that Mr. Good is enjoined from competing with us for one year. The time for appeal of the order expired on August 28, 2005. We plan to pursue enforcement of the judgment. The shares have been cancelled on the books and records of our transfer agent. We cannot assure you that we will be able to prevent Mr. Good from continuing to compete with us or to solicit our customers.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A majority of stockholders of the Company, via written consent to action without a meeting of the stockholders, approved an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of its common stock from 50,000,000 to 150,000,000. The number of shares consenting to the action was 15,744,922 out of 26,071,352 shares eligible to vote. The Company's charter amendment increasing its authorized common stock was filed on December 30, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

"Bid" and "asked" offers for the common stock are listed on the OTC-Bulletin Board published by the National Quotation Bureau, Inc. The trading symbol for the common stock was "AGTP" and was changed to "HRUM" in connection with the Company's name change on September 15, 2003.

The following table sets forth the high and low bid prices for the Company's common stock for the periods indicated as reported by the OTC-Bulletin Board. The quotations are believed to reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                      Bid Prices

Quarter Ended                                High                   Low
------------------                           -----                  -----
September 30, 2005                           0.44                   0.21
June 30, 2005                                0.95                   0.08
March 31, 2005                               0.34                   0.10
December 31,2004                             0.31                   0.11
September 30, 2004                           0.11                   0.07
June 30, 2004                                0.80                   0.51
March 31, 2004                               2.75                   1.60
December 31, 2003                            9.00                   2.50
September 30, 2003                           0.65                   0.01

There were 1,089 holders of record of the common stock as of January 31, 2006. The Company has never paid a cash dividend on its common stock and does not anticipate the payment of a cash dividend in the foreseeable future. The Company intends to reinvest in its business operations any funds that could be used to pay a cash dividend.

                     RECENT SALES OF UNREGISTERED SECURITIES

                                                Principal
                                                Amount or
                                                Number of       Price per
    Date of Sale                Title           Securities      Security         Nature of Transaction
    ------------                -----           ----------      --------         ---------------------
September 23, 2005             Warrants           100,000         $0.42       Warrants issued to accredited
                                                                              investor for services.

August and September           Warrants           487,237         $0.40       Warrants issued to placement
2005                                                                          agent and agents as
                                                                              compensation in connection with
                                                                              2005 private placement.

September 23, 2005             Warrants           500,000         $0.42       Warrants issued to placement
                                                                              agent and agents for services
                                                                              under consulting agreement.

September 19, 2005           Common Stock         20,000          $0.30       Shares issued to employees as
                                                                              compensation.

September 19, 2005           Common Stock         271,777         $0.30       Shares issued to Directors as
                                                                              compensation.

August and September       Units consisting      $548,000         $1,000      Securities issued to accredited
2005                       of 8% Convertible                                  investors in private placement
                          Notes and Warrants                                  for cash.

August 31, 2005              Common Stock        2,560,807     $0.03-$0.30    Shares issued to Directors and
                                                                              consultant upon conversion of
                                                                              loans and accrued interest.

July 31, 2005                  Warrants           500,000         $0.42       Warrants issued to accredited
                                                                              investor for services rendered
                                                                              under consulting agreement.

July 18, 2005                Common Stock         500,000         $0.10       Shares issued to individual
                                                                              investor for cash.

June 28, 2005                Common Stock         25,000          $0.10       Shares issued to distributor as
                                                                              compensation.

June 16, 2005                Common Stock         116,000      $0.04- $0.05   Shares issued to individual
                                                                              investors for cash.

June 14, 2005                Common Stock         830,988          $0.03      Shares issued to Chief
                                                                              Executive Officer and Directors
                                                                              as compensation.

                                                Principal
                                                Amount or
                                                Number of       Price per
    Date of Sale                Title           Securities      Security         Nature of Transaction
    ------------                -----           ----------      --------         ---------------------
May 23, 2005                 Common Stock         90,909          $0.11       Shares issued to placement
                                                                              agent as compensation in
                                                                              connection with standby equity
                                                                              distribution agreement.

May 23, 2005                 Common Stock        1,465,065        $0.11       Shares issued to accredited
                                                                              investor as compensation under
                                                                              standby equity distribution
                                                                              agreement.

May 23, 2005                Promissory Note      $188,843      $188,843.00    Issued to accredited investor
                                                                              as compensation under standby
                                                                              equity distribution agreement.

January 26, 2005 -           Common Stock        1,718,667     $0.03- $0.05   Shares issued to individual
March 14, 2005                                                                investors for cash.

November 23, 2004            Common Stock         623,850         $0.03       Shares issued to accredited
                                                                              investor for payment of
                                                                              liabilities.

November 9, 2004             Common Stock        2,000,000        $0.02       Shares issued to Chief
                                                                              Executive Officer in payment of
                                                                              accrued compensation.

November 9, 2004             Common Stock        1,000,000        $0.03       Shares issued to two investors
                                                                              for cash.

November 9, 2004             Common Stock         25,000          $0.03       Shares issued to Edward
                                                                              Zieverink as reimbursement for
                                                                              credit advanced.

November 9, 2004             Common Stock         694,575         $0.02       Shares issued to Directors as
                                                                              compensation.

These transactions were, in the opinion of the Company, exempt from registration under the Securities Act by reason of Section 4(2) thereof, since the sale of such securities did not involve any public offering. Each person who purchased such securities represented that such shares were purchased for investment and not with a view to any distribution thereof. The purchasers of these securities were officers or directors of the Company or persons who were sophisticated in financial matters and had access to information about the Company and an opportunity to ask questions of the directors and officers of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this prospectus. This discussion contains forward-looking statements within the meaning of the Securities Act and the Securities Exchange Act.

OVERVIEW

On September 26, 2003, we acquired 100% of the outstanding shares of Health Renu, a Delaware corporation to whose business we succeeded, pursuant to the Exchange Agreement. As a result of the Exchange Agreement, the business of Health Renu became our business, our control shifted to the former Health Renu stockholders and we subsequently changed our name to HealthRenu Medical, Inc.

Since its inception, Health Renu had been in the medical research and development stage, with a focus on creating and improving its skin care and wound care products. During this period, Health Renu had very little production or revenue.

Our products are specifically used for skin care and wound care. Our products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. We are aggressively pursuing additional uses for our products in other areas of the medical field. For example, we are researching using our products as transdermal carriers of other medications into the body, which could result in many different applications for our products.

We currently have eight major products in our medical line, including:

      o     DERM-ALL GEL WOUND DRESSING

      o     SKIN RENU PLUS CIRCULATION FORMULA

      o     SKIN RENU LOTIN

      o     SKIN RENU SKIN THERAPY

      o     RENU CARE SKIN-CARE WASH CREAM

      o     HEALTH RENU DEEP RELIEF PAIN RELIEVER

      o     HEALTH RENU SPORT MEDICINE

      o     HEALTH RENU FACIAL SOAP

Our BetterSkin consumer line consists of scented body lotions and body washes that are designed for every day use by consumers. Our BetterSkin products come in the most popular selling scents in the U.S. - vanilla, strawberry, grapefruit, mango, cucumber melon, rose and peach - and contain seven essential oils and vitamins. Unlike a majority of the consumer scented lotion lines on the market today which can damage fat cells of the skin, we believe that BetterSkin products offer a higher quality, healthier and less expensive lotion.

We have priced our BetterSkin products at a price point that covers the top 22% of the volume sales in personal skin care market. We intend to place our BetterSkin 8 ounce lotion and body soaps in low end retail markets, with the 13 ounce sizes in high end retail and drug stores.

We believe that our products provide a very simple, cost effective way to address skin disorders and have a positive effect in treating certain skin conditions, especially those of the elderly, with little or no known side effects. All of our products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. All of our products use omega-3, omega-6 and omega-9 essential fatty acids. Our products come with a satisfaction guarantee to the medical field as well as to the household consumer. All our products are registered with the FDA.

We provide essential fatty acid ingredients to a third party manufacturing company who provides all other raw materials needed and produces our products for skin care and wound care. We then purchase the products from the manufacturer and distribute our products. The manufacturing laboratory owns our product formulas subject to our exclusive use and right to purchase the formulas at prices that we believe are reasonable.

Historically, most of our sales have been to nursing homes, hospices and clinics in the area of emergency, non-healing wounds of the human body such as stash infections, diabetic ulcers, and amputations. During the year ended September 30, 2004, $19,000 or 88% of our sales were to a distributor who is also a stockholder of us. We do not expect to make significant sales to this distributor in the future.

We have not yet commenced commercial distribution of our BetterSkin products.

Our current marketing efforts include use of regional medical supply distribution companies, mailings and magazine advertising targeted to older consumers in limited U.S. markets, and internet sales. We plan to increase our marketing efforts to include infomercial sales, create catalogs and sales materials, and retail sales through drug, convenience and dollar stores. We also intend to pursue other business opportunities that compliment our products. This plan depends upon our receiving additional capital funding pursuant to the SEDA. We may also seek to enter into joint ventures or other alliances with strategic partners.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when products are shipped and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, consumer and trade promotions, rebates and freight allowed.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescense when considered necessary.

Stock-Based Compensation

We account for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and have adopted the disclosure-only alternative of SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED SEPTEMBER 30, 2005 ("2005") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004 ("2004")

We experienced a decrease in sales of $12,021 for the fiscal year ended September 30, 2005 to $9,785 as compared to $21,806 for the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2005, we were primarily focused on expansion. We would have ordinarily allocated the funds that it used for the expansion to promote the Company's products.

Gross profit (loss) for the fiscal year ended September 30, 2005 decreased $17,827 to a negative $3,673 compared to a negative $21,500 for the fiscal year ended September 30, 2004. The decrease was attributable to a higher cost of sales related to inventory adjustments during the year ended September 30, 2004.

General and administrative ("G&A") expenses were $1,047,138 and $526,915 for the years ended September 30, 2005 and 2004, respectively. The increase in G&A is due to our expansion efforts and expenses associated with obtaining funding to provide for expansion and $457,270 expensed for warrants issued for consulting services. During 2005 we hired three (3) additional employees to provide support for the anticipated growth.

Interest expense increased to $146,612 for the fiscal year ended September 30, 2005 from $430 for the fiscal year ended September 30, 2004. The increase is primarily related to the recording of a $68,666 beneficial conversion feature, $10,960 amortization of debt issuance costs and $55,151 of interest expense related to the convertible notes payable that were converted as of September 30, 2005.

During the year ended September 30, 2005, we incurred $360,000 of syndication costs related to the SEDA. Due to the contingencies associated with the completion of the SEDA, as of September 30, 2005 the syndication costs were written off as an expense in the statement of operations.

As of September 30, 2005, we had an accumulated deficit of ($3,378,034).

                         LIQUIDITY AND CAPITAL RESOURCES

For the year ended September 30, 2005 we had not generated positive cash flow from our own operations due to the preliminary nature of such operations, and our recent expansion. Consequently, we have been dependent on external financing to fund our cash requirements.

As of September 30, 2005, our cash totaled $163,095 and total current assets were $184,185. Inventory at September 30, 2005 was $18,188.

As of September 30, 2005, our accounts payable totaled $117,863. Total current liabilities were $336,438 and we have long term convertible notes payable of $10,960.

We have very limited debt and operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing and production functions. We also contract with consultants to assist in numerous areas of our operations and developments in order to minimize expenses. We intend to hire additional employees as needed.

Our immediate financing needs are currently expected to be provided by a private placement of our debt of equity securities of up to $600,000. We require such financing in order to pay professional fees associated with our securities and corporate compliance requirements, for registration of our shares to be issued in connection with the SEDA described below and to fund our inventory and working capital needs until the SEDA is available for us to draw upon. We cannot assure you that financing will be available on favorable terms, in sufficient amounts or at all.

Our near term financing needs are currently expected to be provided in large part from the standby equity distribution agreement ("SEDA") described below. We cannot assure you that financing under the SEDA will be available on favorable terms, in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price of our common stock. As the price declines, the number of shares we must issue in order to receive such financing will increase.

If we are unable to obtain financing upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our marketing strategy and maintain our current operations. Without capital funding, we cannot continue to operate in 2006 and cannot expand or meet our business objectives. Failure by us to obtain adequate financing may require us to delay, curtail or scale back some or all of our operations, sales, marketing efforts and research and development programs. If we do not receive external financing, our revenue stream cannot expand, would likely decrease and significant opportunities would be lost which would be a limiting factor on our growth.

In May 2005, we entered into the SEDA with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this agreement, we may, at our discretion for up to two years, periodically issue and sell to Cornell Capital shares of common stock for a total purchase price of $10.0 million. If we request an advance under the SEDA, Cornell Capital will purchase shares of common stock for 97% of the lowest volume weighted average price on the OTC-BB or other principal market on which our common stock is traded as quoted by Bloomberg, L.P. for the five trading days immediately following the notice date. In addition, Cornell Capital will retain a cash fee of 5% from the proceeds received by us for each advance under the SEDA for a total effective discount to the market price of our common stock of 8%. Cornell Capital intends to sell any shares purchased under the SEDA at the market price. The effectiveness of the sale of the shares under the SEDA is conditioned upon us registering the shares of common stock under the Securities Act and maintaining such registration. Upon the execution of the SEDA, we issued as compensation to Cornell Capital 1,465,065 shares of our common stock with a value of $171,157, including 293,013 shares held by its transferee, and a 12% interest bearing promissory note in the principal amount of $188,843 from us. We issued to Monitor Capital, Inc., as a placement fee pursuant to the placement agent agreement between us and Monitor, 90,909 shares with an aggregate value of $10,000 in connection with the SEDA.

We issued convertible debt securities in respect of loans in the aggregate amount of $103,000 made to us by members of our Board of Directors and a consultant to us in May and June 2005. The debt was convertible into shares of our common stock at the option of the holders at the rate of $0.03 per share. The loans accrued interest at the rate of 8% per annum. The convertible debt has been converted or repaid in full. The convertible debt and related accrued interest was converted into 2,560,807 shares of common stock and repaid by approximately $32,000 in cash, including accrued interest.

In August and September 2005, we closed on $548,000 of equity units (the "2005 Units") in a private placement. Each Unit consists of a convertible promissory note in the principal amount of $1,000 (the "8% Notes") and two warrants for each share of common stock issued upon conversion of the 8% Notes to purchase one share of our common stock. The purchase price per Unit was $1,000. The 8% Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock on the OTC-BB for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the Noteholder. The 8% Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 125% and 150%, respectively, of the conversion price of the 8% Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 8% Notes and ending on October 31, 2009 and are subject to adjustment for anti-dilution purposes.

                                  GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $3.4 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. We have recently entered into the SEDA. No assurances can be given that the additional capital necessary to meet our working capital needs or to sustain or expand our operations will be available in sufficient amounts or at all under the SEDA or otherwise. Continuing our operations is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

RISK FACTORS

FINANCIAL CONDITION RISKS

o We have had limited product sales, a history of operating losses and may not become profitable in the near future or at all.

We have had limited sales of our products to date. We incurred net losses of approximately ($3.4 million) from inception in 1997 to September 30, 2005, including approximately ($1.6 million) of net loss during the year ended September 30, 2005. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and 2004, we generated revenues from product sales in the amounts of approximately $9,785 and $21,806, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately $1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to commence implementing our business plan, including increased marketing and product production. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our equity or debt securities of up to $600,000 and our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed, in part because the amount of financing available under the SEDA will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006 our auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $3.4 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. We have recently entered into a standby equity distribution agreement. The additional capital necessary to meet our working capital needs or to sustain or expand our operations may not be available in sufficient amounts or at all under the standby equity credit agreement or otherwise. Continuing our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

As is disclosed in the notes to our financial statements, our long-term viability as a going concern is dependent upon our ability to:

      o obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term;

      o     control costs and expand revenues; and

      o ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

o We have a working capital loss, which means that our current assets on September 30, 2005 were not sufficient to satisfy our current liabilities.

We had a working capital deficit of ($152,000) at September 30, 2005, which means that our current liabilities exceeded our current assets on September 30, 2005 by $152,000. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

o We may be unable to implement our business plan if the investor under the standby equity distribution agreement does not fulfill its obligations under the agreement.

We will be reliant upon the ability of Cornell Capital Partners, L.P. to provide a significant amount of funding pursuant to the standby equity distribution agreement, which it has agreed to do in accordance with the terms of the standby equity distribution agreement. In the event that the investor is unable to fulfill its commitment under the standby equity distribution agreement for whatever reason, our ability to implement our business plan will suffer.

o A significant amount of our sales in fiscal 2004 were made to a single customer who is no longer our customer and such sales must be replaced or our revenues will decline.

During the year ended September 30, 2004, we sold approximately $19,000 or 88% of our total sales to a single distributor, Michael T. McClere, who is a stockholder of us. We did not make any sales to this distributor in fiscal 2005. We do not expect to make significant sales to this distributor in the future. We must replace this customer with one or more customers in order to maintain and increase our sales revenue.

o Since Health Renu, Inc. became a public reporting company under the Securities Exchange Act of 1934 by acquiring us when we were a publicly-traded shell corporation, we are subject to the shell corporation's known and unknown liabilities.

On September 26, 2003, we entered into an exchange agreement with Health Renu, Inc, a Delaware corporation, and the former Health Renu, Inc. stockholders whereby our control shifted to the former Health Renu, Inc. stockholders. We were then a non-operating, publicly-traded corporation. The exchange agreement represented a recapitalization of Health Renu, Inc. with accounting treatment similar to that used in a reverse acquisition. Health Renu, Inc. emerged as the surviving financial reporting entity but we remained as the legal reporting entity. We then changed our business focus to skin care and wound care products and our name to HealthRenu Medical, Inc.

This process is commonly referred to as a "public shell merger" because we already had achieved public-trading status and were a reporting company with the U.S. Securities and Exchange Commission and had previously ceased our day-to-day business. The advantages that we hope to achieve in effecting this acquisition include gaining access to sources of capital that are generally limited to publicly-traded entities on an expedited basis since the public shell merger process can typically be completed in less time than a traditional registered initial public offering.

The risks and uncertainties involved in this strategy include that we are subject to the shell corporation's existing liabilities, including any undisclosed liabilities of the shell corporation arising out of the shell corporation's prior business operations, financial activities or equity dealings. There is a risk of litigation by third parties or governmental investigations or proceedings. There is also a risk of sales of undisclosed stock into the public market by stockholders of the shell corporation as we improve our business and financial condition and stock price, which would result in dilution to our stockholders and could negatively impact our stock price. In addition, within certain segments of the financial and legal communities there may be a negative perception of corporations that have achieved public-trading status by means of a public shell merger. This negative perception could adversely affect us in the future including in our efforts to raise capital in certain markets.

RISKS RELATED TO OUR OPERATIONS

o     We may not successfully compete in the skin and wound care industry.

The personal skin care industry and wound care industry consist of major domestic and international pharmaceutical, cosmetic and other companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing and selling medical as well as consumer skin care products. We compete based upon our product quality and price. Our competitors may introduce more effective or less expensive products which could compete with our products and have a significant negative impact on our business and financial condition.

o We are dependent upon a third party pharmaceutical laboratory for manufacture of our products.

Our products are contract-manufactured by Rosel & Adys Inc., a Texas-based pharmaceutical laboratory which has been approved by the U.S. Food and Drug Administration. We do not have a contract with this laboratory for manufacture of our products. This laboratory may not continue to maintain its Food and Drug Administration certification or continue to be willing or able to produce our products for us at reasonable prices or at all. If for any reason this laboratory discontinues production of our products, it would likely result in significant delays in production of our products and interruption of our product sales as we seek to establish a relationship and commence production with a new laboratory. We may be unable to make satisfactory production arrangements with another laboratory on a timely basis or at all.

The laboratory is responsible for supplying our formulas ingredients other than the essential fatty acids which we supply for quality control purposes. We currently have on hand sufficient essential fatty acid supplies to meet our short terms needs and we have developed sources for their supply for the long-term future, however, these ingredients may not be available to us on favorable pricing terms or at all when they are needed.

o We do not own our products' formulas and are dependent upon our agreement with the owner of the formulas.

We do not own our product formulas. The production laboratory owns our product formulas subject to an agreement of indefinite term which provides for our exclusive use and right to purchase them. It is possible that the production laboratory may not honor its contractual commitments and may disclose our proprietary formulas to a third party or refuse to sell the formulas to us in the event the laboratory ceases to produce products for us, either of which would materially and adversely effect our business.

o We may be unable to protect our proprietary products or prevent the development of similar products by our competitors.

We claim proprietary rights in various unpatented technologies, know-how and trade secrets relating to our products and their manufacturing processes. The protection that these claims afford may prove to be inadequate. We protect our proprietary rights in our products and operations through contractual obligations, including nondisclosure agreements, with our production laboratory, employees and consultants. These contractual measures may not provide adequate protection. Further, our competitors may independently develop or patent products that are substantially equivalent or superior to our products.

o Our founder and former president has competed with us by selling similar products and soliciting our customers and has otherwise defrauded us.

Darrell Good, the founder and principal of Health Renu, Inc., has competed against us by posting products similar to ours with the same product numbers on his website for sale. Mr. Good has also attempted to solicit sales from our customers. We have various other claims against Mr. Good including for fraud, breach of contract and breach of fiduciary duty based on Mr. Good's misrepresentation to us that we owned our products' formulas when in fact they are owned by the production laboratory. We filed a lawsuit against Mr. Good in the U.S. District Court for the Southern District of Texas seeking recovery for these claims. Among other recovery sought, we sought to recover approximately
8.1 million shares of our common stock from Mr. Good and requested that Mr. Good cease competing with us and soliciting our customers. A final default judgment against Mr. Good was entered in this case on July 29, 2005 and the court ordered that the shares be cancelled and returned to us and that Mr. Good is enjoined from competing with us for one year. The time for appeal of the order expired on August 28, 2005. We plan to pursue enforcement of the judgment. The shares have been cancelled on the books and records of our transfer agent. We may not be able to prevent Mr. Good from continuing to compete with us or soliciting our customers. If Mr. Good continues to compete with us or to solicit our customers, it could have a material adverse effect on our business.

o We may not achieve the market acceptance of our products necessary to generate revenues.

Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

      o     our ability to keep production costs low.

      o our ability to successfully market our products. We must create an advertising campaign to create product recognition and demand for our products.

      o timely introductions of new products. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. Delays in product availability may negatively affect their market acceptance.

o We may not be able to generate increased demand for our products or successfully meet any increased product demands.

We have had limited sales of our products to date. Rapid growth of our business may significantly strain our management, operations and technical resources. If we are successful in obtaining large orders for our products, we will be required to deliver large volumes of quality products to our customers on a timely basis and at a reasonable cost. We outsource production of our products. We may not obtain large scale orders for our products or if we do, we may not be able to satisfy large scale production requirements on a timely and cost effective basis. As our business grows, we will also be required to continue to improve our operations, management and financial systems and controls. Our failure to manage our growth effectively could have an adverse effect on our ability to produce products and meet the demands of our customers.

o We may face liability if our products cause injury or fail to perform properly.

We maintain liability insurance coverage that we believe is sufficient to protect us against potential claims. Our liability insurance may not continue to be available to us on its current terms or at all. Further, such liability insurance may not be sufficient to cover any claims.

o Our business and growth will suffer if we are unable to hire and retain key personnel.

Our success depends in large part upon the services of our Chief Executive Officer. Our Chief Executive Officer is our only full-time employee. We contract with consultants and outsource key functions to control costs. If we lose the services of our Chief Executive Officer or key consultants or are unable to hire and retain key employees or senior management as needed in the future, it could have a significant negative impact on our business.

o We may not comply with any regulations imposed on us by the U.S. Food and Drug Administration.

Our products are considered over-the-counter and meet the U.S. Food and Drug Administration's requirements for sales directly to consumers and medical related companies. We are currently developing new over-the-counter products for which we will need to meet Food and Drug Administration requirements in order to sell these products to consumers and medical related companies. Any product claims we make on our product packaging or sales literature must comply with Food and Drug Administration requirements. We believe that we are in material compliance with these requirements. It is possible that these Food and Drug Administration requirements will change such that we no longer so comply, that our products are no longer considered over-the-counter products, that our products do not maintain their Food and Drug Administration registrations or such that we may not be able to obtain over-the-counter classification or Food and Drug Administration registration for any future products that we may develop.

RISKS ASSOCIATED WITH OUR COMMON STOCK

o We do not intend to pay dividends on our common stock so stockholders must sell their shares at a profit to recover their investment.

We have never declared or paid any cash dividends on our common stock. We intend to retain any future earnings for use in our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Because we may not pay dividends, our stockholders' return on investment in our common stock will depend on their ability to sell our shares at a profit.

o The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

      o sales of large numbers of shares of our common stock in the open market, including shares issuable at a fluctuating conversion price or at a discount to the market price of our common stock;

      o     our operating results;

      o     quarterly fluctuations in our financial results;

      o     our need for additional financing;

      o announcements of product innovations or new products by us or our competitors;

      o developments in our proprietary rights or our competitors' developments;

      o our relationships with current or future suppliers, manufacturers, distributors or other strategic partners;

      o     governmental regulation; and

      o other factors and events beyond our control, such as changes in the overall economy or condition of the financial markets.

In addition, our common stock has been relatively thinly traded. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop.

In addition, the stock market in general has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

As a result of potential stock price volatility, investors may be unable to resell their shares of our common stock at or above the cost of their purchase prices. In addition, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, this could result in substantial costs, a diversion of our management's attention and resources and harm to our business and financial condition.

o Future sales of currently outstanding shares of our common stock could adversely affect our stock price.

As of January 31, 2006, we had 26,094,589 shares of common stock outstanding. Of these shares, as of January 31, 2006, approximately 22.1 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 4.1 million outstanding shares of our common stock are eligible for sale in the public market without restriction or registration.

In addition, we intend to register under the Securities Act of 1933 the sale by selling security holders of 1,465,065 shares of common stock issued as a commitment fee, 90,909 shares of common stock issued as a placement agent fee and up to $10,000,000 of common stock issuable pursuant to the standby equity distribution agreement, shares of common stock issuable upon conversion or exercise of securities issued in our private placement of units and up to 1,587,237 shares of common stock underlying compensation warrants.

o Our common stock is deemed to be "penny stock," which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

      o     with a price of less than $5.00 per share;

      o     that are not traded on a "recognized" national exchange;

      o whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still have a price of not less than $5.00 per share); or

      o of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

o Our common stock has been relatively thinly traded and we cannot predict the extent to which a trading market will develop.

There has been a limited public market for our common stock and an active trading market for our stock may not develop. Absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating results. We cannot predict the extent to which an active public market for our common stock will develop or be sustained after this offering.

o Our convertible 8% notes have a fluctuating conversion rate which could cause substantial dilution to stockholders and adversely affect our stock price.

Conversion of a material amount of the 8% convertible notes included in our 2005 private placement of units could materially affect a stockholder's investment in us. As of January 31, 2006, $548,000 of 8% notes were issued and outstanding. The 8% notes are convertible into a number of shares of common stock determined by dividing the principal amount of the 8% notes converted by the conversion price in effect.

The 8% notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 85% of the average of the trading prices of our common stock for the ten trading days ending one day prior to the date we receive a conversion notice from an 8% noteholder. Conversion of a material amount of our 8% notes could significantly dilute the value of a stockholder's investment in us.

In addition, two warrants to purchase shares of common stock have been issued to each purchaser of notes. The warrants are exercisable for one share of common stock for each share acquired upon conversion of the 8% notes and are exercisable over the next four years at fluctuating prices equal to 125% and 150%, respectively, of the conversion price of the 8% notes.

Also, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of our outstanding shares of common stock caused by a conversion of the 8% notes or exercise of the warrants would dilute the earnings per share and book value of all of our outstanding shares of common stock. If these factors were reflected in the trading price of our common stock, the potential realizable value of a stockholder's investment in us could also be adversely affected.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company as prepared by Ham, Langston & Brezina, LLP, are enclosed herein.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer, has determined that the effectiveness of disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are inadequate as of September 30, 2005.

      Our auditors, Ham, Langston & Brezina, LLP have advised us that, under standards established by the Public Company Oversight Accounting Board (United States), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors' judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.

      Ham, Langston & Brezina, LLP has advised our management that, in Ham, Langston & Brezina, LLP's opinion, there were reportable conditions during 2005 which constituted "material weaknesses" in internal controls. The weakness concerned the interpretation and implementation of various complex accounting principles in the area of the Company's financing transactions, and resulted from the fact that the Company needed additional personnel and outside consulting expertise with respect to the application of some of these more complex accounting principles to its financial statements. While all of these transactions were recorded, Ham, Langston & Brezina in their audit work noted instances where Generally Accepted Accounting Principles were not correctly applied and adjustments to the Company's financial statements were required. The adjustments relate solely to the accounting treatment of these financing transactions and do not affect the Company's historical cash flow.

      As a result of the material weaknesses described above, our management, including our Chief Executive Officer, has determined that our disclosure controls and procedures were not effective as of September 30, 2005. The Company has remediated the material weakness in internal control over financial reporting and the ineffectiveness of its disclosure controls and procedure by conducting a review of its accounting treatment of its financing transactions and correcting its method of accounting for such transactions. Additionally, the Company is considering engaging outside expertise to enable the Company to properly apply complex accounting principles to its financial statements, when necessary.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

                                   MANAGEMENT

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of January 31, 2006:

                Name               Age                Position
          ----------------         ---           -------------------
          Robert W. Prokos         34            President and Chief
                                              Executive Officer, Director

          Dr. Dianne Love          56                 Director

             David Spencer         51                 Director

    Edward Watler Zieverink, III   42                 Director

         Dr. Daniel Sparks         56                 Director

ROBERT W. PROKOS has been our President and Chief Executive Office and a Director since March 2004. From 2001 to 2004, Mr. Prokos was President of Rhino Capital Management where he counseled public and private company clients as to business growth strategies, including revenue building, mergers, acquisitions, venture capital, business to business solutions and financing. We were a client of Mr. Prokos and Rhino Capital Management. In 2000, Mr. Prokos was a financial consultant to several companies and engaged in entrepreneurial activities for his own account, including owning interests in several real estate and mortgage companies and LD Connect, a VOIP (voice over Internet protocol) telecom company, which he sold to a public company.

DR. DIANNE LOVE, PH.D., has been our Director since March 2004. Dr. Love has been a professor of Medical Accounting at the University of Houston since 1989 and is also an Adjunct Professor at Auburn University Physicians Executive MBA Program and University of Texas Medical Branch. Dr. Love is on the advisory board for YourDoctor.com. She has published numerous articles on medical economics, finance and administration. Dr. Love received her Ph.D. in business administration from the University of Arkansas and her MBA and B.S. in Education from Auburn University.

DAVID SPENCER has been our Director since January 2005. Mr. Spencer has been the National Sales Manager in Canada and Regional Sales Manager for the Midwestern U.S. for Fischer Imaging, a diagnostic imaging company, since 2002. From 2001 to 2002, Mr. Spencer owned and operated a consulting firm with emphasis on capital equipment sales and leasing. From 2000 to 2001, he was a National Account Executive for FirstEnergy Services Corporation.

EDWARD WALTER ZIEVERINK, III has been Director since June 2004. Mr. Zieverink has been President and owner of Horizon Environmental Services, Inc., a commercial and residential landscape management company servicing Birmingham, Alabama and the surrounding areas since 1987.

DR. DANIEL SPARKS, M.D., has been our Director since January 2004. Dr. Sparks is an orthopedic surgeon and since 1988 has practiced in a private orthopedic surgical practice established by him in Gadsden, Alabama. His subspecialty interests include surgery of the peripheral nerve system and wound care issues. Dr. Sparks graduated from the University of Tennessee School of Medicine. He served 12 years in the U.S. Air Force during which time he completed his orthopedic surgical residency at the University of Mississippi. He completed his military service at Langley Air Force Base, as TAC headquarters Chief of Orthopedic Surgery.

                                 AUDIT COMMITTEE

We do not currently have a separate audit committee. Currently, our entire Board of Directors performs all the functions that may be delegated to an audit committee. We plan to establish an audit committee during fiscal 2006 and are currently assessing which members of our Board are best qualified, based on their accounting or related financial management expertise, independence, time availability, corporate experience and other relevant factors, to serve on our audit committee. Based on our small size, early development stage and limited financial and human resources, we did not believe that creating an audit committee separate and distinct from our full Board of Directors would have been cost-effective prior to fiscal 2006.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of such registered securities. Such executive officers, directors and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and on representations that no other reports were required, the following persons required to file such a report filed a report late or failed to so file during fiscal 2005: Robert W. Prokos filed one late Form 4 on January 31, 2006 and one late Form 4 on February 1, 2006 and Edward W. Zieverink, III filed one late Form 3 on January 31, 2006 and Dr. Dianne Love, David Spencer and Dr. Daniel Sparks failed to file Form 3s and any and all required Forms 4 and 5.

CODE OF ETHICS

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would have been necessary or cost-effective prior to the end of fiscal 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation paid by us during the three years ended on September 30, 2005 to our Chief Executive Officer. No other executive officers who were serving as executive officers on September 30, 2005 and received total salary and bonus in excess of $100,000 during fiscal year 2005 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL
                                               COMPENSATION
     NAME AND PRINCIPAL                     ------------------      OTHER ANNUAL
          POSITION               YEAR             SALARY            COMPENSATION
---------------------------   -------       ------------------      ------------
   Robert W. Prokos,             2005           $   95,000           $10,800(1)
   President, Chief              2004           $   95,000           $10,800(1)
   Executive Officer and
   Director

----------
(1)   Includes a monthly automobile allowance of $750.

                              EMPLOYMENT AGREEMENTS

Effective March 1, 2004, we entered into a three-year employment agreement with Robert W. Prokos. Mr. Prokos is employed as our President and Chief Executive Officer. Mr. Prokos receives an annualized base salary of $95,000. Mr. Prokos may be eligible to participate in performance bonuses and any stock option plans established by the compensation committee of our Board of Directors. Mr. Prokos may be terminated only for cause as defined in the agreement by our Board of Directors. If Mr. Prokos is terminated other than for cause, he is entitled to receive a lump sum severance payment in an amount equal to his annual salary in cash or shares at our option. Mr Prokos devotes his full business time to the affairs of the Company.

                            COMPENSATION OF DIRECTORS

It is currently our policy to compensate each non-employee director serving on our Board of Directors for such service and attendance at Board meetings in an amount equal to 10% of the compensation paid to our Chief Executive Officer which may be paid at our discretion in cash or shares of our common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                             PRINCIPAL STOCKHOLDERS

      The following table sets forth as of January 31, 2006, the number and percentage of outstanding shares of our common stock beneficially owned by our Named Executive Officers, directors, stockholders owning more than 5% of our common stock and our executive officers and directors as a group:

       Name and Address of                Shares Owned             % of Class
        Beneficial Owner                 Beneficially(1)              Owned
        ----------------                 ---------------              -----

  Robert W. Prokos(2)(3)                     5,044,203                19.35%
  16510 Westwego Drive
  Cypress, Texas 77429

  Walter Zieverink(3)                          682,165                 2.62%
  c/o 4024 Autumn Lane
  Birmingham, Alabama 35243

  Dr. Daniel Sparks(3)                       1,743,163                 6.89%
  1026 Goodyear Avenue
  Suite 100-B
  Gadsden, Alabama 35903

  Dr. Dianne Love(3)                           932,009                 3.58%
  2503 Jasmine Ridge
  Houston, Texas77062

  David Spencer(3)                           1,452,922                 5.57%
  2078 Edgeview Drive
  Hudson, Ohio 44236

  Anita Jones                                1,487,500                 5.71%
  c/o 4024 Autumn Lane
  Birmingham, Alabama 35243

  Greg Lemon                                 1,688,410                 6.48%
  2705 Hunter's Glen Drive
  Plainsboro, New Jersey 08536

  All Officers and Directors                 9,854,462                37.80%
  as a Group (5 people)

----------
(1) The number of shares of common stock owned are those "beneficially owned" as determined under the rules of the SEC, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right. As of January 31, 2006, there were 26,094,589 shares of common stock outstanding.

(2)   President and Chief Executive Officer.

(3)   Director.

CHANGES IN CONTROL

The Company does not anticipate any changes of control. Although the SEDA contemplates the issuance to Cornell Capital of up to $10,000,000 of shares addition to the 1,172,052 shares currently held by Cornell Capital we are restricted from issuing shares under the SEDA to Cornell Capital which would result in its owning in excess of 9.9% of our issued and outstanding shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In September 2003, we entered into a consulting services agreement with Robert Prokos, who became our Chief Executive Officer in March 2004. We engaged Mr. Prokos to advise us with respect to our acquisition of Health Renu and related matters. The agreement had a four month term which expired in January 2004. Mr. Prokos received 1,450,000 shares of our registered common stock as consideration under the agreement.

One of our former offices was located in the home of a major stockholder of us during the year ended September 30, 2003 and for the period from October 1, 2003 to December 31, 2003. The stockholder did not charge us rent for this space. The fair market value of the rent has been estimated at approximately $250 per month. Therefore, included in the accompanying statement of operations is $3,000 and $750 of rent expense for the years ended September 30, 2003 and 2004, respectively. Effective April 30, 2002, we entered into a lease agreement with the father of our Chief Executive Officer who is also a stockholder of us to lease 33 acres of land in Texas to be used in the production of raw materials. The lease payments are $250 per month for ten years. As of February 29, 2004, upon the sale of our Health Renu subsidiary to a stockholder of us, the $5,500 liability was written off the books and the lease obligation was transferred to the stockholder.

During the year ended September 30, 2004, our Chief Executive Officer directly paid vendors on behalf of us in the total amount of $23,559. In addition, our Chief Executive Officer advanced us $6,000. During the year ended September 30, 2004, we issued our Chief Executive Officer 295,587 shares of our common stock valued at $29,559 to reimburse him for these transactions.

During the year ended September 30, 2004, we recognized revenue of $19,213 from sales of product to a stockholder and consultant to us.

We have an oral understanding with Dr. Daniel Sparks, a member of our Board of Directors, relating to a potential future product based on Dr. Sparks' patent. We would pay to Dr. Sparks royalties in an amount to be determined in connection therewith.

We have a consulting services agreement with Dr. Dianne Love, a member of our Board of Directors, whereby Dr. Love provides management advisory services, strategic planning, professional introductions and company growth services to us. We issued 250,000 shares of our common stock to Dr. Love in consideration for her services under the agreement and have agreed to issue an additional 50,000 shares to her for each $100,000 in revenues over $300,000 that she generates for us up to a maximum of 350,000 additional shares. We indemnify Dr. Love against any actions brought against her for breach of representation, warranty or agreement by us, our negligence or willful misconduct or content provided by us under the agreement. The agreement commenced on May 1, 2004 and expires on May 1, 2009.

In April 2005, we filed a lawsuit in U.S. Federal District Court for the Southern District of Texas seeking to recover approximately 8.1 million shares of our common stock from the founder and principal of HealthRenu, Darrell Good, and requesting that Mr. Good cease competing with us and soliciting our customers. The lawsuit, among other claims, alleged breach of contract, fraud and breach of fiduciary duty on the part of Mr. Good. A final default judgment against Mr. Good was entered in this case on July 29, 2005 and the court ordered that the shares be cancelled and returned to us and that Mr. Good is enjoined from competing with us for one year. The time for appeal of the order expired on August 28, 2005. We plan to pursue enforcement of the judgment. The shares have been cancelled on the books and records of our transfer agent. We may not be able to prevent Mr. Good from continuing to compete with us or to solicit our customers.

We issued convertible debt securities in respect of loans in the aggregate amount of $103,000 made to us by members of our Board of Directors and a consultant to us in May and June 2005. The debt was convertible into shares of our common stock at the option of the holders at the rate of $0.03 per share. The loans accrued interest at the rate of 8% per annum. The convertible debt has been converted or repaid in full. The convertible debt and related accrued interest was converted into 2,560,807 shares of common stock and repaid by approximately $32,000 in cash, including accrued interest.

During the year ended September 30, 2005, we issued 2,000,000 shares of our common stock as payment of accrued compensation of $40,000 owed to our Chief Executive Officer.

We have entered into agreements with our executive officers and compensate our non-employee directors as described above in "Executive Compensation".

We believe that the transactions described above were fair to us and were as favorable to us as those that we might have obtained from non-affiliated third parties, given the circumstances under which such transactions were proposed and effectuated.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.                        Exhibit Index

2.1      Articles of Merger (2)

2.2      Plan of Merger (2)

2.3      Exchange Agreement (3)

3.1      Articles of Amendment to Articles of Incorporation (1)

3.2      Articles of Incorporation(2)

3.3      Articles of Amendment to Articles of Incorporation(2)

3.4      Articles of Amendment to Articles of Incorporation(2)

3.5      Bylaws (2)

3.6      Articles of Amendment to Articles of Incorporation ++

4.1 Standby Equity Distribution Agreement dated as of May 23, 2005 between the Registrant and Cornell Capital Partners, LP (7)

4.2 Registration Rights Agreement dated May 23, 2005 by and between the Registrant and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement (7)

4.2 Placement Agent Agreement dated as of May 23, 2005 by and among the Registrant, Cornell Capital Partners, LP and Monitor Capital, Inc. in connection with the Standby Equity Distribution Agreement (7)

4.4 Escrow Agreement dated as of May 23, 2005 by and between the Registrant, Cornell Capital Partners, LP and David Gonzalez, Esq. in connection with the Standby Equity Distribution Agreement (7)

4.5 Form of Promissory Note by Registrant in favor of Cornell Capital Partners, LP (7)

4.6      Form of 8% Convertible Notes (8)

4.7      Form of 125% Warrant (8)

4.8      Form of 150% Warrant (8)

10.1 First Amendment to Office Building Lease Agreement effective as of January 1, 2006 between the Registrant and Denmark House Investment, Ltd. ++

10.2     Agreement dated July 22, 2004 between the Registrant and Rosel & Adys
         Inc. ++

10.3     Consulting Agreement between Robert Prokos and the Registrant (5)

10.4     Employment Agreement between Robert Prokos and the Registrant (6)

10.5 Placement Agent Agreement dated as of July 28, 2005 between the Registrant and North Coast Securities Corporation (9)

10.6 Financial Advisory and Investment Banking Agreement dated as of July 28, 2005 between the Registrant and North Coast Securities Corporation
         (9)

10.7 Consulting Agreement dated as of July 31, 2005 between the Registrant and MultiGrow Advisors, LLC (9)

31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++


(1) Filed as Exhibits 3.1 and 10.1 to our Form 8-K filed with the Securities and Exchange Commission on August 6, 2003, and incorporated herein by reference.

(2) Filed as Exhibits 2.1, 2.2, 3.1, 3.2, 3.3 and 3.4 to our Form 8-K filed with the Securities and Exchange Commission on September 15, 2003, and incorporated herein by reference.

(3) Filed as Exhibit 2.1 to our Form 8-K filed with the Securities and Exchange Commission on September 29, 2003, and incorporated herein by reference.

(4) Filed as Exhibit 15.1 to our Form 8-K filed with the Securities and Exchange Commission on February 19, 2003 and incorporated herein by reference.

(5) Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Form S-8 filed with the Securities and Exchange Commission on November 26, 2003, and incorporated herein by reference.

(6) Filed as Exhibit 10.2 to our Form 10-QSB filed with the Securities and Exchange Commission on May 24, 2004, and incorporated herein by reference.

(7) Filed as Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 to our Form 8-K filed with the Securities and Exchange Commission on May 27, 2005, and incorporated herein by reference.

(8) Filed as Exhibits 10.1, 10.2 and 10.3 to our Form 8-K filed with the Securities and Exchange Commission on September 9, 2005, and incorporated herein by reference.

(9) Filed as Exhibits 10.5, 10.6 and 10.7 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 30, 2005.

++    Filed herewith.

(b) REPORTS ON FORM 8-K

The Company filed the following reports on Form 8-K during the last quarter of the fiscal period covered by this report:

Forms 8-K filed on September 28, 2005 and September 9, 2005 to report on the Company's 2005 Private Placement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2005 and 2004 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements was $28,000 and $15,000, respectively. The aggregate fees billed for each of the fiscal years ended September 30, 2005 and 2004 for professional services rendered by the principal accountant for review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $16,000 and $15,000, respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           HEALTHRENU MEDICAL, INC.

DATED: February 1, 2006                    By: /s/ Robert W. Prokos
                                               ------------------------
                                               Robert W. Prokos
                                               Chief Executive Officer
                                               (Principal Financial and
                                               Accounting Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                              TITLE                         DATE

/s/ Robert W. Prokos              Chief Executive Officer       February 1, 2006
----------------------            and Director
Robert W. Prokos                  (Principal Financial and
                                  Accounting Officer)

/s/ Dr. Dianne Love               Director                      February 1, 2006
-------------------
Dr. Dianne Love

/s/ David Spencer                 Director                      February 1, 2006
-----------------
David Spencer

/s/ Edward Walter Zieverink, III  Director                      February 1, 2006
--------------------------------
Edward Walter Zieverink, III

/s/ Dr. Daniel Sparks             Director                      February 1, 2006
---------------------
Dr. Daniel Sparks

                            HEALTHRENU MEDICAL, INC.
                                   ----------

                              FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                           September 30, 2005 and 2004

                            HEALTHRENU MEDICAL, INC.
                                TABLE OF CONTENTS
                                   ----------

                                                                            Page
                                                                            ----
Report of Independent Registered Public Accounting Firm                      F-1

Financial Statements:

  Balance Sheet as of September 30, 2005 and 2004                            F-2

  Statement of Operations for the years ended
    September 30, 2005 and 2004                                              F-3

  Statement of Stockholders' Equity (Deficit) for the
    years ended September 30, 2005 and 2004                                  F-4

  Statement of Cash Flows for the years ended
    September 30, 2005 and 2004                                              F-6

Notes to Financial Statements                                                F-7

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

To the Board of Directors and Stockholders of HealthRenu Medical, Inc.

We have audited the accompanying balance sheet of HealthRenu Medical, Inc. (the "Company") as of September 30, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HealthRenu Medical, Inc. as of September 30, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming HealthRenu Medical, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant recurring losses from operations and at September 30, 2005 is in a negative working capital position and a stockholders' deficit position. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Houston, Texas
January 25, 2006

                                            /s/ Ham, Langston & Brezina, LLP

                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                           September 30, 2005 and 2004
                                   ----------

ASSETS
                                                             2005             2004
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $    163,095    $      7,560
  Accounts receivable                                             716           2,500
  Inventories                                                  18,188          22,430
  Prepaids and other assets                                     2,146              --
                                                         ------------    ------------

    Total current assets                                      184,145          32,490

Property and equipment, net                                     9,592           4,048
                                                         ------------    ------------

      Total assets                                       $    193,737    $     36,538
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                       $    117,863    $    131,223
  Accounts payable-stockholder                                  2,329           2,329
  Note payable                                                188,843              --
  Accrued liabilities                                          27,403          59,661
                                                         ------------    ------------

    Total current liabilities                                 336,438         193,213
                                                         ------------    ------------

Convertible notes payable                                      10,960              --
                                                         ------------    ------------

      Total liabilities                                       347,398         193,213
                                                         ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, Series 2000A, $0.001
    par value; 1,500,000 shares authorized, 1,763
    shares issued and outstanding at September 30,
    2005                                                            2               2
  Common stock; $.001 par value, 150,000,000 shares
    authorized, 25,619,589 and 22,454,451 shares
    issued and outstanding at September 30, 2005 and
    2004, respectively                                         25,620          22,454
  Additional paid-in capital                                3,198,751       1,635,657
  Unissued common stock                                            --          42,511
  Accumulated deficit                                      (3,378,034)     (1,857,299)
                                                         ------------    ------------

      Total stockholders' equity (deficit)                   (153,661)       (156,675)
                                                         ------------    ------------

        Total liabilities and stockholders' equity
          (deficit)                                      $    193,737    $     36,538
                                                         ============    ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                             STATEMENT OF OPERATIONS
                 for the years ended September 30, 2005 and 2004
                                   ----------

                                                       2005             2004
                                                   ------------    ------------

Sales                                              $      9,785    $     21,806

Cost of sales                                            13,458          43,306
                                                   ------------    ------------

    Gross margin                                         (3,673)        (21,500)

General and administrative expenses                  (1,047,138)       (526,915)
                                                   ------------    ------------

    Loss from operations                             (1,050,811)       (548,415)
                                                   ------------    ------------

Other income (expense):
  Write down of syndication costs                      (360,000)             --
  Interest and financing expense                       (146,612)           (430)
  Gain on extinguishment of debt                         36,688              --
  Gain on sale of assets                                     --          15,468
                                                   ------------    ------------

    Total other income (expense), net                  (469,924)         15,038
                                                   ------------    ------------

Net loss                                           $ (1,520,735)   $   (533,377)
                                                   ============    ============

Weighted average shares outstanding                  27,398,634      19,280,788
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.06)   $      (0.03)
                                                   ============    ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended September 30, 2005 and 2004
                                   ----------

                                                                                    Additional    Unissued      Stock
                                    Preferred Stock            Common Stock          Paid-In       Common     Subscription
                                  Shares       Amount       Shares       Amount      Capital       Stock      Receivable
                               -----------  -----------  -----------  -----------  -----------  -----------   -----------
Balance at September 30, 2003        1,763  $         2   15,506,962  $    15,507  $   674,830  $   698,602   $   (31,000)

Common stock issued for cash
  And receivable                        --           --    1,822,000        1,822      100,378           --            --

Common stock issued for
  liabilities                           --           --      745,587          745       60,027           --            --

Common stock issued for
  consulting services                   --           --      325,000          325       77,625           --            --

Common stock issued for
  employee compensation                 --           --      275,000          275       27,225           --            --

Issuance of common stock for
  committed stock                       --           --    3,779,902        3,780      694,822     (698,602)

Shares committed and issuable
  for employee and directors
  compensation                          --           --           --           --           --       42,511            --

Collection of subscription
  receivable                            --           --           --           --           --           --        31,000

Rent contributed by
  stockholder                           --           --           --           --          750           --            --

Net loss                                --           --           --           --           --           --            --
                               -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance at September 30, 2004        1,763  $         2   22,454,451  $    22,454  $ 1,635,657  $    42,511   $        --
                               ===========  ===========  ===========  ===========  ===========  ===========   ===========

                               Accumulated
                                 Deficit         Total
                               -----------   -----------
Balance at September 30, 2003  $(1,323,922)  $    34,019

Common stock issued for cash
  And receivable                        --       102,200

Common stock issued for
  liabilities                           --        60,772

Common stock issued for
  consulting services                   --        77,950

Common stock issued for
  employee compensation                 --        27,500

Issuance of common stock for
  committed stock                       --            --

Shares committed and issuable
  for employee and directors
  compensation                          --        42,511

Collection of subscription
  receivable                            --        31,000

Rent contributed by
  stockholder                           --           750

Net loss                          (533,377)     (533,377)
                               -----------   -----------

Balance at September 30, 2004  $(1,857,299)  $  (156,675)
                               ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended September 30, 2005 and 2004

                                                                                         Additional    Unissued       Stock
                                        Preferred Stock            Common Stock            Paid-In      Common      Subscription
                                      Shares       Amount       Shares        Amount       Capital       Stock      Receivable
                                   -----------  -----------  -----------   -----------   -----------  -----------   -----------
Balance at September 30, 2004            1,763  $         2   22,454,451   $    22,454   $ 1,635,657  $    42,511   $        --

Common stock issued as
  settlement                                --           --       25,000            25           725           --            --

Common stock issued as payment
  for liabilities                           --           --    2,623,850         2,624        49,888           --            --

Common stock issued for
  services                                  --           --       25,000            25         2,475           --            --

Issuance of common stock
  committed                                 --           --    1,585,563         1,585        40,926      (42,511)

Warrants issued for consulting
  services                                  --           --           --            --       457,270           --            --

Warrants issued with convertible
  notes                                     --           --           --            --       313,503           --            --

Common stock issued for
  syndication costs                         --           --    1,555,974         1,556       169,601           --            --

Common stock issued for cash                --           --    3,274,667         3,275       143,175           --            --

Common stock cancelled                      --           --   (8,777,500)       (8,777)        8,777           --            --

Common stock issued as
  compensation                              --           --      291,777           292        87,241           --            --

Effect of beneficial
  conversion feature                        --           --           --            --       165,963           --            --

Common stock issued upon
  conversion of notes and related
  accrued interest                          --           --    2,560,807         2,561       123,550           --            --

Net loss                                    --           --           --            --            --           --            --
                                   -----------  -----------  -----------   -----------   -----------  -----------   -----------

Balance at September 30, 2005            1,763  $         2   25,619,589   $    25,620   $ 3,198,751  $        --   $        --
                                   ===========  ===========  ===========   ===========   ===========  ===========   ===========

                                   Accumulated
                                     Deficit        Total
                                   -----------   -----------
Balance at September 30, 2004      $(1,857,299)  $  (156,675)

Common stock issued as
  settlement                                --           750

Common stock issued as payment
  for liabilities                           --        52,512

Common stock issued for
  services                                  --         2,500

Issuance of common stock
  committed                                 --            --

Warrants issued for consulting
  services                                  --       457,270

Warrants issued with convertible
  notes                                     --       313,503

Common stock issued for
  syndication costs                         --       171,157

Common stock issued for cash                --       146,450

Common stock cancelled                      --            --

Common stock issued as
  compensation                              --        87,533

Effect of beneficial
  conversion feature                        --       165,963

Common stock issued upon
  conversion of notes and related
  accrued interest                          --       126,111

Net loss                            (1,520,735)   (1,520,735)
                                   -----------   -----------

Balance at September 30, 2005      $(3,378,034)  $  (153,661)
                                   ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                             STATEMENT OF CASH FLOWS
                 for the years ended September 30, 2005 and 2004
                                   ----------

                                                               2005            2004
                                                           ------------    ------------
Cash flows from operating activities:
  Net loss                                                 $ (1,520,735)   $   (533,377)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                  1,689           7,184
    Rent expense contributed by stockholder                          --             750
    Effect of beneficial conversion feature                      68,666              --
    Amortization of debt issuance costs                          10,960              --
    Write off of syndication costs                              360,000              --
    Common stock issued for interest and financing costs         53,111              --
    Common stock issued for services and settlement             460,520          77,950
    Common stock issued for compensation                         87,533          70,011
    Gain on extinguishment of debt                              (36,688)             --
    Gain on sale of assets                                           --         (15,468)
    Changes in operating assets and liabilities:
      Accounts receivable                                         1,784          (1,994)
      Employee receivable                                            --           5,771
      Other current assets                                       (2,146)          4,936
      Inventories                                                 4,242          24,473
      Accounts payable and accrued liabilities                   43,582         227,030
                                                           ------------    ------------

        Net cash used in operating activities                  (467,482)       (132,734)
                                                           ------------    ------------

Cash flows from investing activities:
  Purchase of fixed assets                                       (7,233)         (8,090)
                                                           ------------    ------------

        Net cash used in investing activities                    (7,233)         (8,090)
                                                           ------------    ------------

Cash flows from financing activities:
  Proceeds from convertible notes payable                       513,800              --
  Repayment of convertible notes payable                        (30,000)             --
  Proceeds from issuance of common stock                        146,450          99,700
  Proceeds from collection of subscription receivable                --          31,000
                                                           ------------    ------------

        Net cash provided by financing activities               630,250         130,700
                                                           ------------    ------------

(Decrease)/increase in cash and cash equivalents                155,535         (10,124)

Cash and cash equivalents, beginning of year                      7,560          17,684
                                                           ------------    ------------

Cash and cash equivalents, end of year                     $    163,095    $      7,560
                                                           ============    ============

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $      2,040    $         --
                                                           ============    ============

  Cash paid for income taxes                               $         --    $         --
                                                           ============    ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   ----------

1.    Background and Summary of Significant Accounting Policies

      Background

      HealthRenu Medical, Inc. (the "Company"), a Nevada corporation, is headquartered in Houston, Texas. The Company provides raw materials to a third party manufacturing company who produces various skin care products that are purchased and distributed by the Company primarily to the home health care and other medical markets in the United States.

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

      Revenue Recognition

      Revenue is recognized when products are shipped and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, consumer and trade promotions, rebates and freight allowed.

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

      Accounts receivable generally arise from sales of various skin care products to the home health care and other medical markets in the United States. Collateral is generally not required for credit granted.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

1.    Background and Summary of Significant Accounting Policies, continued

      Concentrations of Credit Risk, continued

      Sales of product to a stockholder of the Company comprised approximately 88% of the Company's revenue for the year ended September 30, 2004. There were no such sales in 2005.

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

      Inventories

      Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of September 30, 2005, the Company did not have a reserve for obsolescence.

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

      Debt Issuance Costs

      Debt issuance costs are deferred and recognized, using the interest method, over the term of the related debt.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

1.    Background and Summary of Significant Accounting Policies, continued

      Loss Per Share

      Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from convertible preferred stock and common stock options and warrants are excluded from the computation, as their effect would dilute the loss per share for all periods presented. If the Company had reported net income for the years ended September 30, 2005 or 2004, the calculation of diluted net income per share would have included 367,919 and -0-, respectively, and 1,763 and 1,763, respectively, of additional common equivalent shares for the Company's stock warrants and convertible preferred stock.

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

      Stock-Based Compensation

      The Company accounts for employee stock options using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and has adopted the disclosure-only alternative of SFAS No. 123, "Accounting fort Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure".

      Unissued Common Stock

      The Company records unissued common stock when it receives cash or services for common stock which has yet to be issued. Such unissued common stock is included in weighted average shares outstanding for the calculation of the loss per share during the period for which the cash was committed and services provided if there were no further contingencies associated with the transaction and the unissued common stock was entitled to participate in dividends.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

1.    Background and Summary of Significant Accounting Policies, continued

      Reclassifications

      Certain amounts included in the 2004 financial statements have been reclassified to confirm to the current year presentation. Such reclassifications did not have any effect on the reported net loss or stockholders' deficit.

      Recent Accounting Pronouncements

      In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its fiscal year 2006 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

      In November 2004 the FASB issued SFAS No. 151, "Inventory Costs". The new Statement amends ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our financial condition or results of operations.

      In December 2004 the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company's adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3", which requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. If such determinations are impracticable, there are other disclosures required under the standard. This standard is effective for fiscal years beginning after December 15, 2005 and early adoption is allowed. The adoption of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

2.    Going Concern

      During the years ended September 30, 2005 and 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

                                                       2005            2004
                                                   ------------    ------------
      Net loss                                     $ (1,520,735)   $   (533,377)
      Negative cash flows from operations              (467,482)       (132,734)
      Negative working capital                         (152,293)       (160,722)
      Accumulated deficit                            (3,378,034)     (1,857,299)
      Stockholder deficit                              (153,661)       (156,674)

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

      o In May 2005 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

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

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

3.    Inventories

      Inventories consist of the following at September 30, 2005 and 2004:

                                                2005            2004
                                             ----------      ----------

      Work-in-process                        $       --      $   14,000
      Finished goods                             18,188           8,430
                                             ----------      ----------

                                             $   18,188      $   22,430
                                             ==========      ==========

4.    Property and Equipment

      Property and equipment consisted of the following at September 30,2005 and 2004:

                                                2005            2004
                                             ----------      ----------

      Furniture and fixtures                 $    9,314      $    2,893
      Buildings and equipment                     5,335           5,552
      Software                                    1,029              --
                                             ----------      ----------

                                                 15,678           8,445
      Less: accumulated depreciation             (6,086)         (4,397)
                                             ----------      ----------

        Property and equipment, net          $    9,592      $    4,048
                                             ==========      ==========

      Depreciation expense for the years ended September 30, 2005 and 2004 was $1,689 and $2,135, respectively.

5.    Note Payable

      In May 2005 the Company entered into a SEDA agreement (See Note 9). In conjunction with this agreement, the Company entered into a promissory note for $188,843 to pay for certain of its financing costs associated with this agreement. The note bears interest at 12% per year and matured on October 3, 2005. This note has been verbally extended and is due on demand. The note is not collateralized. Due to the contingencies associated with the completion of the SEDA agreement, this amount has been expensed and included in write off of syndication costs in the statement of operations for the year ended September 30, 2005.

6.    Convertible Notes Payable

      During April and May 2005, the Company received $103,000 in the form of convertible notes payable from certain of its officers and directors. These notes bear interest at 8% per year, plus contain an additional 8% financing charge, and are convertible into the Company's common stock at $0.03 per share. The notes matured on August 31, 2005. Since the conversion price of $0.03 was less than the fair market value of the Company's common stock of $0.05, which was determined based on recent cash sales of the common stock, the Company recorded a $68,666 beneficial conversion feature, which is included in interest and financing expenses in the accompanying statement of operations for the year ended September 30, 2005. During the year ended September 30, 2005, 2,560,807 shares of common stock were issued upon the conversion of $73,000 of principal and $53,111 in interest and financing expense related to the convertible notes payable. The remaining $30,000 in principal and $2,040 in interest was repaid in cash during the year ended September 30, 2005.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

6.    Convertible Notes Payable, continued

      In August and September 2005 the Company entered into agreements to issue convertible promissory notes and received gross proceeds of $548,000. The notes are for a term of three years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holder of the note has the option to convert the note at any time on or after the issuance date of the note. The notes are convertible at 85% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders are also to be granted two warrants to purchase the Company's common stock for each share of common stock issued upon conversion of the notes with each warrant to purchase one share of common stock at an exercise price of 125% and 150%, respectively, of the conversion price of the notes then in effect.

      Based on the conversion price at the date of issuance of the notes, the warrants that would have been granted would have entitled the holders to purchase 3,246,002 shares of the Company's common stock at a price range of $0.40 to $0.66 per share. These warrants, once granted, will expire on October 31, 2009. The Company allocates the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 188%, (ii) risk-free interest rate of 4.5%, (iii) dividend rate of -0-%, and (iv) weighted average term of four years. The value allocated to the warrants was estimated to be $120,566 and will be recognized as interest expense over the three-year term of the notes.

      Since the conversion price is less than the Company's stock price on the date of issuance, the Company recorded a $97,297 beneficial conversion feature, which is being amortized as additional interest expense over the three-year term of the notes. In addition, the Company incurred $137,200 in debt issuance costs paid to the broker-dealer as a placement fee and granted warrants to purchase 487,237 shares of the Company's common stock as an additional placement fee to the broker-dealer. The warrants are exercisable at prices ranging from $0.30 to $0.48 per share upon issuance of the notes and expire on October 31, 2009. The fair market value of the warrants issued was determined to be $192,947 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: (i) weighted average term of four years,
      (ii) volatility of 48%, (iii) dividend rate of -0-% and (iv) risk-free interest rate of 4.5%. The Company will amortize the relative fair value of the warrants to interest expense over the three-year life of the notes using the interest method. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature, is approximately 45%. During the year ended September 30, 2005, the Company recognized $10,960 in interest expense related to the amortization of the value of the warrants, the beneficial conversion feature and the additional debt issuance costs recorded on these convertible promissory notes. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the note payment.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

6.    Convertible Notes Payable, continued

      Following is an analysis of the convertible note balance as of and during the year ended September 30, 2005:

      Proceeds received from the note holders                        $  548,000
                                                                     ----------

        Total contractual amounts due under the notes                   548,000

      Direct costs of the financing                                    (137,200)
                                                                     ----------

      Net proceeds to the Company                                       410,800

      Value of stock warrants issued as a placement fee                (192,947)
      Value of beneficial conversion feature                            (97,297)
      Allocated value of future warrants to be granted
        to note holders                                                (120,566)
                                                                     ----------

        Convertible notes payable at date of origination                     --

      Amortization of loan costs                                         10,960
                                                                     ----------

          Convertible notes payable at September 30, 2005            $   10,960
                                                                     ==========

7.    Income Taxes

      The Company has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of September 30, 2005, the Company had net operating loss ("NOL") carryforwards for income tax purposes of approximately $2,455,000 which expire in various tax years through 2024. Under the provisions of Section 382 of the Internal Revenue Code an ownership change in the Company could severely limit the Company's ability to utilize its NOL carryforward to reduce future taxable income and related tax liabilities. Additionally, because United States tax laws limit the time during which NOL carryforwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income.

      The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2005 and 2004 are as follows:

                                                         2005           2004
                                                      ----------     ----------
      Deferred tax assets:
        Net operating losses                          $  834,701     $  626,817
        Valuation allowance                             (834,701)      (626,817)
                                                      ----------     ----------

          Net deferred tax asset (liability)          $       --     $       --
                                                      ==========     ==========

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

7.    Income Taxes, continued

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2003 and 2002 is as follows:

                                            2005                         2004
                                  ------------------------     ------------------------
                                    Amount        Percent        Amount        Percent
                                  ----------    ----------     ----------    ----------
      Benefit for income tax at
        federal statutory rate    $  517,050          34.0%    $  181,348          34.0%
      Non-deductible expense        (309,166)        (20.3)           (56)           --
      Increase in valuation
        allowance                   (207,884)        (13.7)      (181,292)        (34.0)
                                  ----------    ----------     ----------    ----------

                                  $       --            --%    $       --            --%
                                  ==========    ==========     ==========    ==========

8.    Commitments and Contingencies

      Leases

      The Company leases office space and facilities under an operating lease which expires in January 2006. This lease required monthly lease payments of $2,115. The Company renewed its lease effective January 31, 2006. The new lease requires initial monthly payments of $3,407 escalating each year through the term of the lease, which expires on January 31, 2009. Future minimum lease payments on this lease are as follows:

                             Operating
                              Leases
                            ----------
      2006                  $   36,797
      2007                      41,713
      2008                      42,952
      2009                      14,455
                            ----------

                            $  135,917

      Total rent expense for the years ended September 30, 2005 and 2004 was $26,173 and $13,525, respectively.

      Litigation

      In 2004, Cause Number 825,095, "David M. Loev v. HealthRenu Medical, Inc," was filed against the Company in the County Court at Law No. 4, Harris County, Texas. The amount of damages sought by David Loev is approximately $16,600 for nonpayment of legal services he performed for the Company. The amount has been recorded as a liability as of September 30, 2004 in the accompanying financial statements. This matter was settled in 2005 with the Company paying $16,600 in cash.

      The Company is currently a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company's financial position or results of operations.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

8.    Commitments and Contingencies, continued

      Consulting and Employment Agreements

      In March 2004, the Company entered into an employment agreement with its new chief executive officer. The three-year employment agreement provides for an annual salary as well as a one-time issuance of 350,000 shares of common stock of the Company at $0.06 per share, which was the fair value of the common stock determined based on recent cash sales of the Company's common stock, as payment of accrued compensation owed to him of approximately $21,214.

      In May 2004 the Company entered into a consulting services agreement with a member of the Board of Directors to provide management advisory services, strategic planning, professional introductions and company growth services. The Company issued 250,000 shares of common stock, which was valued at $0.10 per share based on recent cash sales of the Company's common stock, to the board member in consideration for services under the agreement and have agreed to issue an additional 50,000 shares for each $100,000 in revenues over $300,000 that she generates for the Company up to a maximum of 350,000 additional shares. The agreement expires on May 1, 2009.

9.    Standby Equity Distribution Agreement

      In May 2005, the Company entered into a Standby Equity Distribution Agreement ("SEDA") with Cornell Capital Partners, L.P. ("Cornell"). Pursuant to the SEDA, the Company may periodically sell to Cornell shares of its common stock for a purchase price of up to a maximum $10 million. For each share of common stock purchased under the SEDA, Cornell will pay the Company 97% of the lowest volume weighted average price on which its common stock is traded for the five trading days immediately following the notice date. Subject to the Company completing the registration of its common stock related to the SEDA agreement, under the Securities Act of 1933, the Company may request advances until Cornell has advanced $10 million or within 24 months after the effective date of the Company's related registration statement, whichever occurs first. The amount of each advance is limited to a maximum draw down of $350,000 every five trading days. Cornell will retain a fee of 5% of each advance under the SEDA, resulting in a total effective discount to the market price of the Company's common stock of 8%. The Company also issued 1,465,065 shares of its common stock valued at $0.11 per share which was the fair market value of the common stock when the number of shares were agreed upon and a promissory note in the principal amount of $188,843 to Cornell and issued 90,909 shares of its common stock valued at the fair market value of $0.11 per share to a placement agent, resulting in total financing costs of $360,000, which was expensed as of September 30, 2005.

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

10.   Preferred Stock

      The articles of incorporation of the Company stipulate that the Company is authorized to issue 5,000,000 shares of preferred stock, $.001 par value. Of the 5,000,000 authorized shares, 1,500,000 shares of preferred stock have been designated Series 2000A Convertible Preferred stock (Series 2000A Preferred). The shareholders of these preferred shares are entitled to a preference in liquidation of ten cents per share. These preferred shareholders also receive dividends on a pro-rata basis with common stockholders at the election of the board of directors. No dividends have been declared as of September 30, 2005. Each share is convertible at the option of the shareholder to one share of common stock. In addition, the shares will automatically convert to common shares upon the closing of a firm commitment underwritten public offering with net proceeds in excess of $2,000,000 or a vote of two-thirds of the preferred shareholders. As of September 30, 2005, there are 1,763 shares of Series 2000A Preferred stock outstanding. No other preferred stock is outstanding at September 30, 2005.

11.   Stock Warrants

      In September 2005 the Company granted warrants to certain consultants to purchase 1,100,000 shares of the Company's common stock at $0.50 per share, at which time the trading price was $0.44 per share. The warrants were fully vested, exercisable at the date of grant and expire on October 31, 2009. Using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 188%, (ii) risk-free interest rate of 4.5%, dividend yield of -0-% and (iv) weighted average term of four years, the value of the warrants was estimated to be $457,270, which was recorded as general and administrative expense in the statement of operations for the year ended September 30, 2005.

      A summary of the Company's stock warrant activity and related information is as follows:

                                                                 Weighted
                                                                  Average
                                                    Number of    Exercise
                                                     Shares        Price
                                                   ----------   ----------
      Outstanding at September 30, 2003                    --   $       --

        Granted                                            --           --
        Exercised                                          --           --
        Forfeited                                          --           --
                                                   ----------   ----------

      Outstanding at September 30, 2004                    --           --

        Granted                                     1,587,237         0.46
        Exercised                                          --           --
        Forfeited                                          --           --
                                                   ----------   ----------

      Outstanding at September 30, 2005             1,587,237   $     0.46
                                                   ==========

      Exercisable at September 30, 2005             1,587,237
                                                   ==========

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

11.   Stock Warrants, continued

      Following is a summary of outstanding stock warrants at September 30, 2005:

      Number of               Expiration   Weighted Average
       Shares       Vested       Date       Exercise Price
      ---------   ---------   ----------   ----------------
      1,100,000   1,100,000      2009           $0.50
        119,318     119,318      2009           $0.48
        106,875     106,875      2009           $0.35
        121,818     121,818      2009           $0.36
        139,226     139,226      2009           $0.30
      ---------   ---------
      1,587,237   1,587,237
      =========   =========

12.   Related Party Transactions

      During the year ended September 30, 2005, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. The fair market value of the shares issued of $0.02 per share was based on recent cash sales of the Company's common stock.

      During the year ended September 30, 2004, the Company's chief executive officer directly paid vendors on behalf of the Company in the total amount of $23,559. In addition, the chief executive officer advanced the Company $6,000. During the year ended September 30, 2004, the Company issued the chief executive officer 295,587 shares of the Company's common stock valued at $29,559 to reimburse him for these transactions. The value of the shares issued of $0.10 per share was based on recent cash sales of the Company's common stock.

      During the year ended September 30, 2004, the Company recognized revenue of $19,213 from cash sales of product to a stockholder and consultant to the Company.

13.   Non-Cash Investing and Financing Activities

      During the years ended September 30, 2005 and 2004, the Company engaged in certain non-cash investing and financing activities as follows:

                                                             2005           2004
                                                         ------------   ------------
      Issuance of note payable for funding costs         $    188,843   $         --
                                                         ============   ============

      Common stock issued for funding costs              $    171,157   $         --
                                                         ============   ============

      Common stock issued for conversion of notes        $     73,000   $         --
                                                         ============   ============

      Issuance of common stock as payment of liability   $     52,512   $     60,773
                                                         ============   ============

      Transfer of property for reduction in accrued
        liability                                        $         --   $      3,632
                                                         ============   ============

      Sale of common stock for subscription receivable
        recorded in other current assets                 $         --   $      2,500
                                                         ============   ============

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

13.   Non-Cash Investing and Financing Activities, continued

      Sale of assets for reduction in liabilities:
        Accounts receivable                         $         --   $      1,994
                                                    ============   ============

        Other asset                                 $         --   $         64
                                                    ============   ============

        Fixed assets                                $         --   $     50,129
                                                    ============   ============

        Notes payable                               $         --   $    (15,403)
                                                    ============   ============

        Accounts payable                            $         --   $    (52,252)
                                                    ============   ============