Form 10QSB
period 2005-12-31
HEALTHRENU MEDICAL INC
filed 2006-02-21
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                        Commission file number 000-21914


                          HEALTHRENU MEDICAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                NEVADA                                   25-1907744
    -------------------------------          ---------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)


                12777 Jones Road, Suite 481, Houston, Texas 77070
                -------------------------------------------------
                    (Address of principal executive offices)


                                 (281) 890-2561
                ------------------------------------------------
                (Issuer's telephone number, including area code)

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 1, 2006 the issuer had 26,082,089 shares of common stock, $.001 par value per share, outstanding.

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                            HEALTHRENU MEDICAL, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                      INDEX

                                                                            PAGE

                          PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Unaudited Condensed Balance Sheet as of December 31,
          2005 and September 30, 2005                                          2

        Unaudited Condensed Statement of Operations for the
          three months ended December 31, 2005 and 2004                        3

        Unaudited Condensed Statement of Stockholder's Equity
          for the three months ended December 31, 2005                         4

        Unaudited Condensed Statement of Cash Flows for the
          three months ended December 31, 2005 and 2004                        5

        Notes to Unaudited Condensed Financial Statements                   6-11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS            12

ITEM 3. CONTROLS AND PROCEDURES                                               26

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                     28

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                  28

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                       28

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   28

ITEM 5. OTHER INFORMATION                                                     28

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                      28

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.

                                  BALANCE SHEET
                    December 31, 2005 and September 30, 2005

                                                                 December 31,    September 30,
                                                                      2005           2005
                                                                  (Unaudited)       (Note)
                                                                 ------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $        226    $    163,095
  Accounts receivable                                                   1,689             716
  Inventories                                                          22,042          18,188
  Prepaid expense                                                       2,146           2,146
                                                                 ------------    ------------

    Total current assets                                               26,103         184,145

Property and equipment, net                                            13,545           9,592
                                                                 ------------    ------------

      Total assets                                               $     39,648    $    193,737
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    218,810    $    117,863
  Accounts payable-stockholder                                             --           2,329
  Accrued liabilities                                                  41,057          27,403
  Note payable                                                        188,843         188,843
  Convertible notes payable                                            56,001          10,960
                                                                 ------------    ------------

    Total current liabilities                                         504,711         347,398
                                                                 ------------    ------------

Stockholders' equity:
  Convertible preferred stock, Series 2000A, $0.001 par value;
    1,500,000 shares authorized, 1,763 shares issued and
    outstanding at December 31 2005 and September 30, 2004                  2               2
  Common stock, $.001 par value; 50,000,000 shares authorized,
    26,082,089 and 25,619,589 shares issued and outstanding at
    December 31, 2005 and September 30, 2005,respectively              26,082          25,620
  Additional paid-in capital                                        3,199,539       3,198,751
  Accumulated deficit                                              (3,690,686)     (3,378,034)
                                                                 ------------    ------------

      Total stockholders' equity                                     (465,063)       (153,661)
                                                                 ------------    ------------

        Total liabilities and stockholders' equity               $     39,648    $    193,737
                                                                 ============    ============

Note: The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
              for the three months ended December 31, 2005 and 2004

                                                              Three Months Ended
                                                                  December 31,
                                                             2005              2004
                                                        --------------    --------------
Sales                                                   $        5,364    $        3,753

Cost of sales                                                    1,083               948
                                                        --------------    --------------

    Gross profit (loss)                                          4,281             2,805

General and administrative expenses                            255,266            49,278
                                                        --------------    --------------

    Loss from operations                                      (250,985)          (46,473)

Interest and financing expense                                 (61,667)              (11)
                                                        --------------    --------------

    Net loss                                            $     (312,652)   $      (46,484)
                                                        ==============    ==============


Weighted average shares outstanding                         25,629,589        26,073,972
                                                        ==============    ==============

Basic and diluted net loss per common share             $        (0.01)   $        (0.00)
                                                        ==============    ==============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.

         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) for the three months ended December 31, 2005

                                                              Common        Common      Additional
                                                              Stock         Stock        Paid In      Accumulated
                                  Shares        Amount        Shares        Amount       Capital        Deficit         Total
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 2005        1,763   $         2    25,619,589   $    25,620   $ 3,198,751    $(3,378,034)   $  (153,661)

Common stock issued for
  consulting services                   --            --        12,500            12         1,238             --          1,250

Rescinding the previous
  cancellation common stock             --            --       450,000           450          (450)            --             --

Net loss                                --            --            --            --            --       (312,652)      (312,652)
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2005         1,763   $         2    26,082,089   $    26,082   $ 3,199,539    $(3,690,686)   $  (465,063)
                               ===========   ===========   ===========   ===========   ===========    ===========    ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
              for the three months ended December 31, 2005 and 2004

                                                                       Three Months Ended
                                                                          December 31,
                                                                      2005           2004
                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss                                                       $   (312,652)   $    (46,484)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                          190             359
    Common stock issued as settlement                                      --             750
    Amortization of debt issuance costs                                45,041              --
    Common stock issued for services                                    1,250              --
    Changes in operating assets and liabilities:
      Accounts receivable                                                (973)         (1,389)
      Other current assets                                                 --          (2,086)
      Inventories                                                      (3,854)            665
      Accounts payable                                                100,947         (18,266)
      Accrued liabilities                                              11,325           9,106
                                                                 ------------    ------------

        Net cash used in operating activities                        (158,726)        (57,345)
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of fixed assets                                             (4,143)             --
                                                                 ------------    ------------

        Net cash used in investing activities                          (4,143)             --
                                                                 ------------    ------------

Cash flows from financing activities:
  Common stock issued for cash                                             --          30,450
  Proceeds from common stock committed                                     --          25,600
  Payment received on stock subscription receivable                        --           2,500
                                                                 ------------    ------------

        Net cash used by financing activities                              --          58,550
                                                                 ------------    ------------

(Decrease)/Increase in cash and cash equivalents                     (162,869)          1,205

Cash and cash equivalents, beginning of year                          163,095           7,560
                                                                 ------------    ------------

Cash and cash equivalents, end of year                           $        226    $      8,765
                                                                 ============    ============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $         --    $         --
                                                                 ============    ============

  Cash paid for income taxes                                     $         --    $         --
                                                                 ============    ============

  Non-cash investing and financing activities:
    Issuance of common stock as payment of liability             $         --    $     52,512
                                                                 ============    ============

                 See accompanying notes to financial statements

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    Interim Financial Statements

      The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of HealthRenu Medical, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

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


                                    Continued

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.    Significant Accounting Policies, continued

      Concentrations of Credit Risk, continued

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

      Inventories

      Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of December 31, 2005, the Company did not have a reserve for obsolescence.

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


                                    Continued

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3.    Significant Accounting Policies, continued

      Loss Per Share

      Basic and diluted loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during each period. Common equivalent shares from convertible preferred stock and common stock options and warrants are excluded from the computation as their effect would dilute the loss per share for all periods presented. If the Company had reported net income for the three months ended December 31, 2005 or 2004, the calculation of diluted net income per share would have included 367,919 and -0-, respectively, and 1,763 and 1,763, respectively, of additional common equivalent shares for the Company's stock warrants and convertible preferred stock, respectively.

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

      Reclassifications

      Certain items in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on stockholders' equity (deficit) or net loss.


                                    Continued

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.    Going Concern

      During the three months ended December 31, 2005, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

      Net loss                                                      $  (312,652)

      Negative cash flows from operations                           $  (158,726)

      Negative working capital                                      $  (478,608)

      Accumulated deficit                                           $(3,690,686)

      Stockholders' deficit                                         $  (465,063)

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


                                    Continued

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.    Convertible Notes Payable

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

      Based on the conversion price at the date of issuance of the notes, the warrants that would have been granted would have entitled the holders to purchase 3,246,002 shares of the Company's common stock at a price range of $0.40 to $0.66 per share. These warrants, once granted, will expire on October 31, 2009. The Company allocates the proceeds received from convertible debt with detachable warrants using the relative fair value of the individual elements at the time of issuance. The amount allocated to the warrants as a debt discount was calculated using the Black-Scholes option pricing model with the following assumptions: (i) volatility of 188%, (ii) risk-free interest rate of 4.5%, (iii) dividend rate of -0-%, and (iv) weighted average term of four years. The value allocated to the warrants was estimated to be $120,556 and will be recognized as interest expense over the three-year term of the notes.

      Since the conversion price is less than the Company's stock price on the date of issuance, the Company recorded a $97,297 beneficial conversion feature, which is being amortized as additional interest expense over the three-year term of the notes. In addition, the Company incurred $137,200 in debt issuance costs paid to the broker-dealer as a placement fee and granted warrants to purchase 487,237 shares of the Company's common stock as an additional placement fee to the broker-dealer. The warrants are exercisable at prices ranging from $0.30 to $0.48 per share upon issuance of the notes and expire on October 31, 2009. The fair market value of the warrants issued was determined to be $192,947 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: (i) weighted average term of four years,
      (ii) volatility of 188%, (iii) dividend rate of -0-% and (iv) risk-free interest rate of 4.5%. The Company will amortize the relative fair value of the warrants to interest expense over the three-year life of the notes using the interest method. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature, is approximately 45%. During the three months ended December 31, 2005, the Company recognized $45,041 in interest expense related to the amortization of the value of the warrants, the beneficial conversion feature and the additional debt issuance costs recorded on these convertible promissory notes. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the note payment.


                                    Continued

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.    Convertible Notes Payable, continued

      Following is an analysis of the convertible note balance as of and during the year ended September 30, 2005:

      Proceeds received from the note holders                        $  548,000
                                                                     ----------

        Total contractual amounts due under the notes                   548,000

      Direct costs of the financing                                    (137,200)
                                                                     ----------

      Net proceeds to the Company                                       410,800

      Value of stock warrants issued as a placement fee                (192,947)

      Value of beneficial conversion feature                            (97,297)

      Allocated value of future warrants to be granted
        to note holders                                                (120,556)
                                                                     ----------

        Convertible notes payable at date of origination                     --

      Amortization of loan costs as of September 30, 2005                10,960

      Amortization of loan costs during the three months
        ended December 31, 2005                                          45,041
                                                                     ----------

          Convertible notes payable at December 31, 2005             $   56,001
                                                                     ==========

7.    Related Party Transaction

      During the three months ended December 31, 2004, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. The fair market value of the shares issued of $0.02 per share was based on recent cash sales of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB for the year ended September 30, 2005.

OVERVIEW

On September  26, 2003,  we acquired  100% of the  outstanding  shares of Health
Renu, Inc., a Delaware corporation to whose business we succeeded ("Health Renu-DE"), pursuant to an exchange agreement. As a result of the exchange agreement, the business of Health Renu-DE became our business, our control shifted to the former Health Renu-DE stockholders and we subsequently changed our name to HealthRenu Medical, Inc.

Since its inception, Health Renu-DE had been in the medical research and development stage, with a focus on creating and improving its skin care and wound care products. During this period, Health Renu-DE had very little production or revenue.

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

We believe that our products provide a very simple, cost effective way to address skin disorders and have a positive effect in treating certain skin conditions, especially those of the elderly, with little or no known side effects. Our belief in the effectiveness of our products in treating certain skin conditions is based upon the observation of the response in his patients by an orthopedic surgeon with a subspecialty in wound care issues, positive feedback from customers and patients in the form of testimonials, confirmations and reorders and personal experience of our management. All of our products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. All of our products use omega-3, omega-6 and omega-9 essential fatty acids. Our products come with a satisfaction guarantee to the medical field as well as to the household consumer. All our products are registered with the FDA.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, inventories and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Of the significant accounting policies used in the preparation of our financial statements, the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

Revenue Recognition

Revenue is recognized when products are shipped and when all of the following have occurred: a firm sales agreement is in place, pricing is fixed or determinable and collection is reasonably assured. Sales are reported net of estimated returns, consumer and trade promotions, rebates and freight allowed.

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of December 31, 2005, we did not have a reserve for obsolescence.

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

COMPARISON OF OPERATING RESULTS

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Revenues increased from $3,753 for the three months ended December 31, 2004 to $5,364 for the three months ended December 31, 2005. The increase in revenues is due to increased sales volume related to increased marketing activity.

Cost of sales increased from $948 for the three months ended December 31, 2004 to $1,083 for the three months ended December 31, 2005. The increase in cost of sales is due to increased sales volume.

Gross profit increased from $2,805 for the three months ended December 31, 2004 to $4,076 for the three months ended December 31, 2005. The increase in gross profit is due to increased sales volume.

General and administrative expenses increased from $49,278 for the three months ended December 31, 2004 to $255,266 for the three months ended December 31, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts, increased compensation to our chief executive officer, and approximately $100,000 related to increased legal and financing expenses related to seeking and obtaining outside financing.

Interest and financing expense increased from $11 for three months ended December 31, 2004 to $61,667 for the three months ended December 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible note payable and $45,041 of amortized debt issuance costs recorded in the three months ended December 31, 2005.

We recorded a loss from operations of $46,473 for the three months ended December 31, 2004 compared to a loss from operations of $250,985 for the three months ended December 31, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $46,484 for the three months ended December 31, 2004 compared to a net loss of $312,652 for the three months ended December 31, 2005. The increase in net loss is principally due to the increase in general and administrative expenses and interest financing expenses.

Basic and diluted net loss per common share was $.00 for the three months ended December 31, 2004 compared to $.01 for the three months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended December 31, 2005 we have not generated positive cash flow from our own operations due to the preliminary nature of our operations and our ongoing investment in our expansion. Consequently, we have been dependent on external financing to fund our cash requirements.

As of December 31, 2005, our cash totaled $226 and total current assets were $26,103. Inventory at December 31, 2005 was $22,042.

As of December 31, 2005, our accounts payable totaled $218,810. Total current liabilities were $504,711.

We have very limited debt and operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing and production functions. We also contract with consultants to assist in numerous areas of our operations and developments in order to minimize expenses. We intend to hire additional employees as needed.

Our immediate financing needs are currently expected to be provided by a private placement of our debt of equity securities of $600,000 as described below. We require such financing in order to pay professional fees associated with our securities and corporate compliance requirements, for registration of our shares to be issued in connection with the standby equity distribution agreement ("SEDA") described below and to fund our inventory and working capital needs until the SEDA is available for us to draw upon. We cannot assure you that financing will be available on favorable terms, in sufficient amounts or at all.

Our near term financing needs are currently expected to be provided in large part from the SEDA described below. We cannot assure you that financing under the SEDA will be available on favorable terms, in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price of our common stock. As the price declines, the number of shares we must issue in order to receive such financing will increase.

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

In May 2005, we entered into the SEDA with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this agreement, we may, at our discretion for up to two years, periodically issue and sell to Cornell Capital shares of common stock for a total purchase price of $10.0 million. If we request an advance under the SEDA, Cornell Capital will purchase shares of common stock for 97% of the lowest volume weighted average price on the OTC-BB or other principal market on which our common stock is traded as quoted by Bloomberg, L.P. for the five trading days immediately following the notice date. In addition, Cornell Capital will retain a cash fee of 5% from the proceeds received by us for each advance under the SEDA for a total effective discount to the market price of our common stock of 8%. Cornell Capital intends to sell any shares purchased under the SEDA at the market price. The effectiveness of the sale of the shares under the SEDA is conditioned upon us registering the shares of common stock under the Securities Act and maintaining such registration. Upon the execution of the SEDA, we issued as compensation to Cornell Capital 1,465,065 shares of our common stock with a value of $161,157, including 293,013 shares held by its transferee, and a 12% interest bearing promissory note in the principal amount of $188,843 from us. We issued to Monitor Capital, Inc., as a placement fee pursuant to the placement agent agreement between us and Monitor, 90,909 shares with an aggregate value of $10,000 in connection with the SEDA.

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

In August and September 2005, we closed on $548,000 of equity units (the "2005 Units") in a private placement. Each Unit consists of a unsecured convertible promissory note in the principal amount of $1,000 (the "2005 Notes") and two warrants for each share of common stock issued upon conversion of the 2005 Notes to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2005 Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock on the OTC-BB for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2005 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 125% and 150%, respectively, of the conversion price of the 2005 Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2005 Notes and ending on October 31, 2009 and are subject to adjustment for anti-dilution purposes.

In February 2006, we closed on $600,000 of equity units (the "2006 Units") in a private placement. Each Unit consists of a secured convertible promissory note in the principal amount of $1,000 (the "2006 Notes") and eight warrants for each share of common stock issued upon conversion of the 8% Notes to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2006 Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of five years thereafter at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2006 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 100% for two warrants, 125% for three warrants and 150% for three warrants, respectively, of the conversion price of the 2006 Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2006 Notes and ending on March 31, 2011 and are subject to adjustment for anti-dilution purposes.

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $3.7 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately ($3.7 million) from inception in 1997 to December 31, 2005, including approximately ($1.6 million) of net loss during the year ended September 30, 2005 and ($312,000) of net losses during the three months ended December 31, 2005. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and the three months ended December 31, 2005, we only generated revenues from product sales in the amounts of approximately $9,785 and $5,364, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately
$1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to commence implementing our business plan, including increased marketing and product production. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our equity or debt securities of up to $600,000 and our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed, in part because the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006 our auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the three months ended December 31, 2005, we had an accumulated deficit of approximately $3.7 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

o We have a working capital loss, which means that our current assets on December 31, 2005 were not sufficient to satisfy our current liabilities.

We had a working capital deficit of ($478,608) at December 31, 2005, which means that our current liabilities exceeded our current assets on December 31, 2005 by $478,608. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

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

As of February 1, 2006, we had 26,082,089 shares of common stock outstanding. Of these shares, as of February 1, 2006, approximately 22 million shares of our common stock are subject to restrictions on resale pursuant to Rule 144 and approximately 4 million outstanding shares of our common stock are eligible for sale in the public market without restriction or registration.

In addition, we intend to register under the Securities Act of 1933 the sale by selling security holders of 1,465,065 shares of common stock issued as a commitment fee, 90,909 shares of common stock issued as a placement agent fee and up to $10,000,000 of common stock issuable pursuant to the standby equity distribution agreement, shares of common stock issuable upon conversion or exercise of securities issued in our 2005 and 2006 private placements of units and up to 1,587,237 shares of common stock underlying compensation warrants.

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

o Our 8% convertible notes have a fluctuating conversion rate which could cause substantial dilution to stockholders and adversely affect our stock price.

Conversion of a material amount of the 8% convertible notes included in our 2005 and 2006 private placements of units could materially affect a stockholder's investment in us. As of February 1, 2006, $548,000 of notes issued in our 2005 private placement and $600,000 of notes issued in our 2006 private placement were issued and outstanding. The notes are convertible into a number of shares of common stock determined by dividing the principal amount of the notes converted by their respective conversion prices in effect.

The 2005 private placement notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 85% of the average of the trading prices of our common stock for the ten trading days ending one day prior to the date we receive a conversion notice from a 2005 noteholder. The 2006 private placement notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 80% of the average of the trading prices of our common stock for the ten trading days ending one day prior to the date we receive a conversion notice from a 2006 noteholder. Conversion of a material amount of our notes could significantly dilute the value of a stockholder's investment in us.

Assuming a conversion price of $0.17 (85% of the closing price of our common stock on the OTC Bulletin Board of $0.20 on February 1, 2006), the 2005 notes would convert into 3,223,529 shares of our common stock. Assuming a conversion price of $0.16 (80% of the closing price of our common stock on the OTC Bulletin Board of $0.20 on February 1, 2006), the 2006 notes would convert into 2,181,250 shares of our common stock. These numbers of shares, however, could be significantly greater in the event of a decrease in the trading price of our stock.

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2005 notes which could occur upon conversion of $548,000 in principal amount of our 2005 notes. The calculations in the table are based upon the 26,082,089 shares of our common stock which were outstanding on February 1, 2006 and shares issuable upon conversion of the 2005 notes at the following prices:

                                                                    Conversion At        Conversion At         Conversion At
                                               Conversion At       Assumed Trading      Assumed Trading       Assumed Trading
                                              Assumed Trading      Price of $0.15       Price of $0.10        Price of $0.05
                                              Price of $0.20            (75%)                (50%)                 (25%)
                                              ---------------      ---------------      ---------------       ---------------
Conversion Price                                   $0.17                $0.1275               $0.085               $0.0425

Shares Issuable on Conversion                    3,223,529             4,298,039            6,477,059            12,894,118

Percentage of Outstanding Common Stock             11.0%                 14.1%                 19.8%                33.1%

In addition, two warrants to purchase shares of common stock have been issued to each purchaser of the 2005 notes. The warrants are exercisable for one share of common stock for each share acquired upon conversion of the 2005 notes and are exercisable over the next four years at fluctuating prices equal to 125% and 150%, respectively, of the conversion price of the 2005 notes.

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2006 notes which could occur upon conversion of $600,000 in principal amount of our 2006 notes. The calculations in the table are based upon the 26,082,089 shares of our common stock which were outstanding on February 1, 2006 and shares issuable upon conversion of the 2006 notes at the following prices:

                                                                    Conversion At        Conversion At         Conversion At
                                               Conversion At       Assumed Trading      Assumed Trading       Assumed Trading
                                              Assumed Trading      Price of $0.15       Price of $0.10        Price of $0.05
                                              Price of $0.20            (75%)                (50%)                 (25%)
                                              ---------------      ---------------      ---------------       ---------------
Conversion Price                                    $0.16                $0.12               $0.08                 $0.04

Shares Issuable on Conversion                     3,750,000            5,000,000           7,500,000             15,000,000

Percentage of Outstanding Common Stock              12.6%                16.1%               22.3%                 36.5%

In addition, eight warrants to purchase shares of common stock have been issued to each purchaser of the 2006 notes. The warrants are exercisable for one share of common stock for each share acquired upon conversion of the 2006 notes and are exercisable over the next five years at fluctuating prices equal to 100%, 125% and 150%, respectively, of the conversion price of the 2006 notes.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer, has determined that the effectiveness of disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are inadequate as of December 31, 2005.

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

Ham, Langston & Brezina, LLP has advised our management that, in Ham, Langston & Brezina, LLP's opinion, there were reportable conditions during 2005 which constituted "material weaknesses" in internal controls. The weakness concerned the interpretation and implementation of various complex accounting principles in the area of our financing transactions, and resulted from the fact that we needed additional personnel and outside consulting expertise with respect to the application of some of these more complex accounting principles to our financial statements. While all of these transactions were recorded, Ham, Langston & Brezina in their audit work noted instances where Generally Accepted Accounting Principles were not correctly applied and adjustments to our financial statements were required. The adjustments relate solely to the accounting treatment of these financing transactions and do not affect our historical cash flow.

As a result of the material weaknesses described above, our management, including our Chief Executive Officer, has determined that our disclosure controls and procedures were not effective as of December 31, 2005. We are attempting to remediate the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedure by conducting a review of our accounting treatment of our financing transactions and correcting our method of accounting for such transactions. Additionally, we are considering engaging outside expertise to enable us to properly apply complex accounting principles to our financial statements, when necessary.

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

In October 2005, Chris A. Grevenow, a stockholder, filed a lawsuit against us, our chief executive officer and a former chief executive officer, in the District Court for the City and County of Denver, State of Colorado. Mr. Grevenow claims he was issued 44,000 shares of common stock of AGTSports, Inc., a Colorado corporation and our predecessor, prior to 1997 which shares were intended to be "non-dilutive" and that he purchased 44,000 additional shares in May 1997. He further claims that he was not given notice of or an opportunity to vote with the respect to the reincorporation and exchange transaction in September 2003 whereby we became HealthRenu Medical, Inc. and that he was prevented from liquidating his shares at $8.50 per share. Mr. Grevenow alleges various claims for relief based upon negligent misrepresentation and concealment, fraudulent misrepresentation, fraudulent concealment, civil conspiracy, civil theft, breach of fiduciary duty, breach of contract, failure to provide notice of dissenter rights, violation of the Colorado Securities Act, and intentional infliction of emotional distress. Mr. Grevenow seeks relief including compensation for his stock, forfeited opportunities to liquidate his stock, actual, compensatory and punitive damages, costs and attorney fees and treble damages with respect to his civil theft claim. We believe this complaint is without merit and has filed an answer to defend against such complaint.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUIRTY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

                  Exhibit No.       Description

                  4.1 Amended and Restated Standby Equity Distribution Agreement dated as of February 3, 2006 between the issuer and Cornell Capital Partners, LP*

                  10.1 Letter Agreement dated as of February 3, 2006 between the issuer and Cornell Capital Partners, LP (exhibits omitted)*

                  10.2 Termination Agreement dated as of February 3, 2006 between the issuer, David Gonzalez, Esq. and Cornell Capital Partners, LP*

                  31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
                                    Section  302  of the  Sarbanes-Oxley  Act of
                                    2002.*

                  32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to
                                    Section  906  of the  Sarbanes-Oxley  Act of
                                    2002.*

      *Filed herewith as an exhibit.

(b) Reports on Form 8K. During the quarter ended September 30, 2005, the issuer filed the following Reports on Form 8-K:

      None.

                                   SIGNATURES

      In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTHRENU MEDICAL, INC.


DATED: February 21, 2006               By: /s/ Robert W. Prokos
                                           ------------------------
                                           Robert W. Prokos
                                           Chief Executive Officer and President
                                           (Principal Executive, Financial and
                                           Accounting Officer)