Form 10KSB/A
period 2005-09-30
HEALTHRENU MEDICAL INC
filed 2006-04-06
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

                    Documents Incorporated by Reference: NONE

          Transitional Small Business Disclosure Format: Yes [_] No [X]

                                EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-KSB/A is to restate our financial statements for the years ended September 30, 2005 and 2004 and to modify the related disclosures. The restatements were necessary to conform with accounting principles generally accepted in the United States of America ("GAAP") and reflect the correction of the accounting for the beneficial conversion feature, the issuance of stock based compensation and the gain on sale of assets. The price used to value the stock based compensation has been changed to reflect the quoted market price at the date of the transaction. The adjustments relate solely to the accounting treatment of these transactions and do not affect the Company's historical cash flow.

This Annual Report on Form 10-KSB/A for the years ended September 30, 2005 and 2004, reflects corrections and restatements of the following financial statements: (a) statements of operations for the years ended September 30, 2005 and 2004; and (b) statements of cash flows for the years ended September 30, 2005 and 2004. For a more detailed description of the restatements and reclassifications, see "Note 14 - Restatement of Financial Statements" to the accompanying notes to the financial statements contained in this Report on Form 10-KSB/A. This Annual Report on Form 10-KSB/A restates certain financial information for the applicable periods set forth in Item 7 "Financial Statements" and Item 6 "Management's Discussion and Analysis or Plan of Operations" and elsewhere as applicable.

This Annual Report on Form 10-KSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-KSB, except as required to reflect the effects of the restatement as described in "Note 14 - Restatement of Financial Statements" to the accompanying notes to the financial statements contained in this Annual Report on Form 10-KSB/A. Additionally, this Annual Report on Form 10-KSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-KSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this Annual Report on Form 10-KSB/A and the original Form 10-KSB is subject to update and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

                            HEALTHRENU MEDICAL, INC.
                                  FORM 10-KSB/A
                          YEAR ENDED SEPTEMBER 30, 2005
                                      INDEX

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

    Signatures ......................................................26

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-KSB (this "Form 10-KSB"), including statements under "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis", constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995 (collectively, the "Reform Act"). Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "believes", "expects", "may", "will", "should", or "anticipates", or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of HealthRenu Medical, Inc. ("HealthRenu", "the Company", "we", "us" or "our") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. References in this Form 10-KSB/A, unless another date is stated, are to September 30, 2005.

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

For the last three (3) years, the Company, and since its inception, Health Renu-DE has been in the medical research and development stage, with a focus on creating and improving its skin care and wound care products. During the last three (3) years, the Company had very little production or revenue.

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

                                                Principal
                                                Amount or
                                                Number of       Price per
    Date of Sale                Title           Securities      Security         Nature of Transaction
    ------------                -----           ----------      --------         ---------------------
May 23, 2005                 Common Stock         90,909          $0.11       Shares issued to placement
                                                                              agent as compensation in
                                                                              connection with standby equity
                                                                              distribution agreement.

May 23, 2005                 Common Stock        1,465,065        $0.11       Shares issued to accredited
                                                                              investor as compensation under
                                                                              standby equity distribution
                                                                              agreement.

May 23, 2005                Promissory Note      $188,843      $188,843.00    Issued to accredited investor
                                                                              as compensation under standby
                                                                              equity distribution agreement.

January 26, 2005 -           Common Stock        1,718,667     $0.03- $0.05   Shares issued to individual
March 14, 2005                                                                investors for cash.

November 23, 2004            Common Stock         623,850         $0.03       Shares issued to accredited
                                                                              investor for payment of
                                                                              liabilities.

November 9, 2004             Common Stock        2,000,000        $0.17       Shares issued to Chief
                                                                              Executive Officer in payment of
                                                                              accrued compensation.

November 9, 2004             Common Stock        1,000,000        $0.03       Shares issued to two investors
                                                                              for cash.

November 9, 2004             Common Stock         25,000          $0.03       Shares issued to Edward
                                                                              Zieverink as reimbursement for
                                                                              credit advanced.

November 9, 2004             Common Stock         694,575         $0.02       Shares issued to Directors as
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

We currently have eight (8) major products in our medical line, including:

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

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED SEPTEMBER 30, 2005 ("2005") COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2004 ("2004")

We experienced a decrease in sales of $12,021 for the fiscal year ended September 30, 2005 to $9,785 as compared to $21,806 for the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2005, we were primarily focused on expansion. We would have ordinarily allocated the funds that it used for the expansion to promote the Company's products. In addition, approximately $19,000 of the sales in 2004 were made to one of our stockholders which did not occur in 2005.

Gross profit (loss) for the fiscal year ended September 30, 2005 decreased $17,827 to a negative $3,673 compared to a negative $21,500 for the fiscal year ended September 30, 2004. The decrease was attributable to a higher cost of sales related to inventory adjustments of approximately $15,000 during the year ended September 30, 2004.

General and administrative ("G&A") expenses were $1,347,138 and $1,457,701 for the years ended September 30, 2005 and 2004, respectively. The decrease in G&A expenses is due to approximately $1,000,000 of stock based compensation expense recorded in the year ended September 30, 2004 and only $850,000 recorded in the year ended September 30, 2005 offset by additional costs associated with our expansion efforts. During 2005 we hired two (2) additional employees to provide support for the anticipated growth.

Interest expense increased to $318,279 for the fiscal year ended September 30, 2005 from $430 for the fiscal year ended September 30, 2004. The increase is primarily related to the recording of a $240,333 beneficial conversion feature, $10,960 amortization of debt issuance costs and $55,151 of interest expense related to the convertible notes payable that were converted as of September 30, 2005.

During the year ended September 30, 2005, we incurred $360,000 of syndication costs related to the SEDA. Due to the contingencies associated with the completion of the SEDA, as of September 30, 2005 the syndication costs were written off as an expense in the statement of operations.

As of September 30, 2005, we had an accumulated deficit of ($4,795,955).

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

                                  GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $4.8 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately ($4.8 million) from inception in 1997 to September 30, 2005, including approximately ($1.9 million) of net loss during the year ended September 30, 2005. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and 2004, we generated revenues from product sales in the amounts of approximately $9,785 and $21,806, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

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

In its report dated January 25, 2006 our auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $4.8 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

                                   MANAGEMENT

                        DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information concerning our directors and executive officers as of January 31, 2006:

                Name               Age                Position
          ----------------         ---           -------------------
          Robert W. Prokos         34            President and Chief
                                              Executive Officer, Director

          Dr. Dianne Love          59                 Director

             David Spencer         51                 Director

    Edward Watler Zieverink, III   42                 Director

         Dr. Daniel Sparks         56                 Director

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

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL
                                               COMPENSATION
     NAME AND PRINCIPAL                     ------------------    OTHER ANNUAL
          POSITION            YEAR(1)             SALARY          COMPENSATION
---------------------------   -------       ------------------    ------------
   Robert W. Prokos,             2005           $   95,000        $749,199(2)
   President, Chief              2004           $   95,000        $346,810(3)
   Executive Officer and         2003           $    7,000        $942,500(4)
   Director

----------
(1) Mr. Prokos commenced service as a director and our President and Chief Executive Officer in March 2004. Prior to March 2004, Mr. Prokos served as a cousultant to us and received compensation from us in such capacity.

(2) Includes 2,959,386 shares of common stock valued at $736,799 based solely upon the quoted market price of the stock at the respective dates of the transactions for purposes of this table.

(3) Includes 655,587 shares of common stock valued at $334,349 based solely upon the quoted market price of the stock at the respective dates of the transactions for purposes of this table.

(4) Includes 1,450,000 shares of common stock valued at $942,500 based solely upon the quoted market price of the stock at the date of the transaction for puporses of this table.

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

During the year ended September 30, 2004, our Chief Executive Officer directly paid vendors on behalf of us in the total amount of $23,559. In addition, our Chief Executive Officer advanced us $6,000. During the year ended September 30, 2004, we issued our Chief Executive Officer 295,587 shares of our common stock to reimburse him for these transactions. However, based on the quoted market price of our common stock at the time of $0.75 per share, we recorded additional compensation expense of $192,000 to our Chief Executive Officer.

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

3.3      Articles of Amendment to Articles of Incorporation(2)

3.4      Articles of Amendment to Articles of Incorporation(2)

3.5      Bylaws (2)

3.6      Articles of Amendment to Articles of Incorporation ++

4.1 Amended and Restated Standby Equity Distribution Agreement dated as of February 3, 2006 between the Registrant and Cornell Capital Partners, LP (10)

4.2 Registration Rights Agreement dated May 23, 2005 by and between the Registrant and Cornell Capital Partners, LP in connection with the Standby Equity Distribution Agreement (7)

4.3 Placement Agent Agreement dated as of May 23, 2005 by and among the Registrant, Cornell Capital Partners, LP and Monitor Capital, Inc. in connection with the Standby Equity Distribution Agreement (7)

4.5 Form of Promissory Note by Registrant in favor of Cornell Capital Partners, LP (7)

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

10.4     Employment Agreement between Robert Prokos and the Registrant (6)

10.5 Placement Agent Agreement dated as of July 28, 2005 between the Registrant and North Coast Securities Corporation (9)

10.6 Financial Advisory and Investment Banking Agreement dated as of July 28, 2005 between the Registrant and North Coast Securities Corporation
         (9)

10.7 Consulting Agreement dated as of July 31, 2005 between the Registrant and MultiGrow Advisors, LLC (9)

10.8 Letter Agreement dated as of February 3, 2006 between the Registrant and Cornell Capital Partners, LP (exhibits omitted)(10)

10.9 Termination Agreement dated as of February 3, 2006 between the Registrant, David Gonzalez, Esq. and Cornell Capital Partners, LP (10)

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

(7) Filed as Exhibits 10.2, 10.3 and 10.5 to our Form 8-K filed with the Securities and Exchange Commission on May 27, 2005, and incorporated herein by reference.

(8) Filed as Exhibits 10.1, 10.2 and 10.3 to our Form 8-K filed with the Securities and Exchange Commission on September 9, 2005, and incorporated herein by reference.

(9) Filed as Exhibits 10.5, 10.6 and 10.7 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on September 30, 2005, and incorporated herein by reference.

(10) Filed as Exhibits 4.1, 10.1 and 10.2 to our Form 10-QSB\A filed with the Securities and Exchange Commission on April 5, 2006, and incorporated herein by reference.

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


                                           HEALTHRENU MEDICAL, INC.

DATED: April 3, 2006                       By: /s/ Robert W. Prokos
                                               ------------------------
                                               Robert W. Prokos
                                               Chief Executive Officer
                                               (Principal Financial and
                                               Accounting Officer)

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                              TITLE                         DATE

/s/ Robert W. Prokos              Chief Executive Officer       April 3, 2006
----------------------            and Director
Robert W. Prokos                  (Principal Financial and
                                  Accounting Officer)


/s/ Dr. Dianne Love               Director                      April 3, 2006
-------------------
Dr. Dianne Love


                                  Director

-----------------
David Spencer


/s/ Edward Walter Zieverink, III  Director                      April 3, 2006
--------------------------------
Edward Walter Zieverink, III


                                  Director
---------------------
Dr. Daniel Sparks

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

Houston, Texas
January 25, 2006, except for note 14 which is March 31, 2006.

                                            /s/ Ham, Langston & Brezina, LLP

                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                           September 30, 2005 and 2004
                                   ----------

ASSETS
                                                             2005             2004
                                                         ------------    ------------
Current assets:
  Cash and cash equivalents                              $    163,095    $      7,560
  Accounts receivable                                             716           2,500
  Inventories                                                  18,188          22,430
  Prepaids and other assets                                     2,146              --
                                                         ------------    ------------

    Total current assets                                      184,145          32,490

Property and equipment, net                                     9,592           4,048
                                                         ------------    ------------

      Total assets                                       $    193,737    $     36,538
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                       $    117,863    $    131,223
  Accounts payable-stockholder                                  2,329           2,329
  Note payable                                                188,843              --
  Accrued liabilities                                          27,403          59,661
                                                         ------------    ------------

    Total current liabilities                                 336,438         193,213
                                                         ------------    ------------

Convertible notes payable                                      10,960              --
                                                         ------------    ------------

      Total liabilities                                       347,398         193,213
                                                         ------------    ------------

Stockholders' equity (deficit):
  Convertible preferred stock, Series 2000A, $0.001
    par value; 1,500,000 shares authorized, 1,763
    shares issued and outstanding at September 30,
    2005                                                            2               2
  Common stock; $.001 par value, 150,000,000 shares
    authorized, 25,619,589 and 22,454,451 shares
    issued and outstanding at September 30, 2005 and
    2004, respectively                                         25,620          22,454
  Additional paid-in capital                                4,616,672       2,581,911
  Unissued common stock                                            --          42,511
  Accumulated deficit                                      (4,795,955)     (2,803,553)
                                                         ------------    ------------

      Total stockholders' equity (deficit)                   (153,661)       (156,675)
                                                         ------------    ------------

        Total liabilities and stockholders' equity
          (deficit)                                      $    193,737    $     36,538
                                                         ============    ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                             STATEMENT OF OPERATIONS
                 for the years ended September 30, 2005 and 2004
                                   ----------

                                                       2005            2004
                                                   ------------    ------------

Sales                                              $      9,785    $     21,806

Cost of sales                                            13,458          43,306
                                                   ------------    ------------

    Gross margin                                         (3,673)        (21,500)

General and administrative expenses                  (1,347,138)     (1,457,701)
                                                   ------------    ------------

    Loss from operations                             (1,350,811)     (1,479,201)
                                                   ------------    ------------

Other income (expense):
  Write down of syndication costs                      (360,000)             --
  Interest and financing expense                       (318,279)           (430)
  Gain on extinguishment of debt                         36,688              --
                                                   ------------    ------------

    Total other income (expense), net                  (641,591)           (430)
                                                   ------------    ------------

Net loss                                           $ (1,992,402)   $ (1,479,631)
                                                   ============    ============


Weighted average shares outstanding                  27,398,634      19,280,788
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.07)   $      (0.08)
                                                   ============    ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended September 30, 2005 and 2004
                                   ----------

                                                                                              Additional    Unissued     Stock
                                               Preferred Stock            Common Stock          Paid-In       Common    Subscription
                                             Shares       Amount       Shares       Amount      Capital       Stock     Receivable
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at September 30, 2003                   1,763  $         2   15,506,962  $    15,507  $   674,830  $   698,602  $   (31,000)

Common stock issued for cash
  and receivable                                   --           --    1,822,000        1,822      100,378           --           --

Common stock issued as payment of
  liabilities and additional compensation          --           --      745,587          745      790,813           --           --

Common stock issued for
  consulting services                              --           --      325,000          325      277,625           --           --

Common stock issued for
  employee compensation                            --           --      275,000          275       27,225           --           --

Issuance of common stock for
  committed stock                                  --           --    3,779,902        3,780      694,822     (698,602)

Shares committed and issuable
  for employee and directors
  compensation                                     --           --           --           --           --       42,511           --

Additional Capital Contributed
  upon sales of assets and
  liabilities                                      --           --           --           --       15,468           --           --

Collection of subscription
  receivable                                       --           --           --           --           --           --       31,000

Rent contributed by
  stockholder                                      --           --           --           --          750           --           --

Net loss                                           --           --           --           --           --           --           --
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balance at September 30, 2004                   1,763  $         2   22,454,451  $    22,454  $ 2,581,911  $    42,511  $        --
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

                                                   Accumulated
                                                     Deficit         Total
                                                   -----------   -----------
Balance at September 30, 2003                      $(1,323,922)  $    34,019

Common stock issued for cash
  And receivable                                            --       102,200

Common stock issued as payment of
  liabilities and additional compensation                   --       791,558

Common stock issued for
  consulting services                                       --       277,950

Common stock issued for
  employee compensation                                     --        27,500

Issuance of common stock for
  committed stock                                           --            --

Shares committed and issuable
  for employee and directors
  compensation                                              --        42,511

Additional Capital Contributed
  upon sales of assets and
  liabilities                                               --        15,468

Collection of subscription
  receivable                                                --        31,000

Rent contributed by
  stockholder                                               --           750

Net loss                                            (1,479,631)   (1,479,631)
                                                   -----------   -----------

Balance at September 30, 2004                      $(2,803,553)  $  (156,675)
                                                   ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 for the years ended September 30, 2005 and 2004

                                                                                         Additional    Unissued       Stock
                                        Preferred Stock            Common Stock            Paid-In      Common      Subscription
                                      Shares       Amount       Shares        Amount       Capital       Stock      Receivable
                                   -----------  -----------  -----------   -----------   -----------  -----------   -----------
Balance at September 30, 2004            1,763  $         2   22,454,451   $    22,454   $ 2,581,911  $    42,511   $        --

Common stock issued as
  settlement                                --           --       25,000            25           725           --            --

Common stock issued as payment
  for liabilities and
  additional compensation                   --           --    2,623,850         2,624       349,888           --            --

Common stock issued for
  services                                  --           --       25,000            25         2,475           --            --

Issuance of common stock
  committed                                 --           --    1,585,563         1,585        40,926      (42,511)

Warrants issued for consulting
  services                                  --           --           --            --       457,270           --            --

Warrants issued with convertible
  notes                                     --           --           --            --       313,503           --            --

Common stock issued for
  syndication costs                         --           --    1,555,974         1,556       169,601           --            --

Common stock issued for cash                --           --    3,274,667         3,275       143,175           --            --

Common stock cancelled                      --           --   (8,777,500)       (8,777)        8,777           --            --

Common stock issued as
  compensation                              --           --      291,777           292        87,241           --            --

Effect of beneficial
  conversion feature                        --           --           --            --       337,630           --            --

Common stock issued upon
  conversion of notes and related
  accrued interest                          --           --    2,560,807         2,561       123,550           --            --

Net loss                                    --           --           --            --            --           --            --
                                   -----------  -----------  -----------   -----------   -----------  -----------   -----------

Balance at September 30, 2005            1,763  $         2   25,619,589   $    25,620   $ 4,616,672  $        --   $        --
                                   ===========  ===========  ===========   ===========   ===========  ===========   ===========

                                                  Accumulated
                                                    Deficit        Total
                                                  -----------   -----------
Balance at September 30, 2004                     $(2,803,553)  $  (156,675)

Common stock issued as
  settlement                                               --           750

Common stock issued as payment
  for liabilities and additional
  compensation                                             --       352,512

Common stock issued for
  services                                                 --         2,500

Issuance of common stock
  committed                                                --            --

Warrants issued for consulting
  services                                                 --       457,270

Warrants issued with convertible
  notes                                                    --       313,503

Common stock issued for
  syndication costs                                        --       171,157

Common stock issued for cash                               --       146,450

Common stock cancelled                                     --            --

Common stock issued as
  compensation                                             --        87,533

Effect of beneficial
  conversion feature                                       --       337,630

Common stock issued upon
  conversion of notes and related
  accrued interest                                         --       126,111

Net loss                                           (1,992,402)   (1,992,402)
                                                  -----------   -----------

Balance at September 30, 2005                     $(4,795,955)  $  (153,661)
                                                  ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                             STATEMENT OF CASH FLOWS
                 for the years ended September 30, 2005 and 2004
                                   ----------

                                                              2005            2004
                                                           -----------    -----------

Cash flows from operating activities:
  Net loss                                                 $(1,992,402)   $(1,479,631)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                 1,689          7,184
    Rent expense contributed by stockholder                         --            750
    Effect of beneficial conversion feature                    240,333             --
    Amortization of debt issuance costs                         10,960             --
    Write off of syndication costs                             360,000             --
    Common stock issued for interest and financing costs        53,111             --
    Common stock issued for services and settlement            460,520        277,950
    Common stock issued for compensation                       387,533        800,797
    Gain on extinguishment of debt                             (36,688)            --
    Changes in operating assets and liabilities:
      Accounts receivable                                        1,784         (1,994)
      Employee receivable                                           --          5,771
      Other current assets                                      (2,146)         4,936
      Inventories                                                4,242         24,473
      Accounts payable and accrued liabilities                  43,582        227,030
                                                           -----------    -----------

        Net cash used in operating activities                 (467,482)      (132,734)
                                                           -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                      (7,233)        (8,090)
                                                           -----------    -----------

        Net cash used in investing activities                   (7,233)        (8,090)
                                                           -----------    -----------

Cash flows from financing activities:
  Proceeds from convertible notes payable                      513,800             --
  Repayment of convertible notes payable                       (30,000)            --
  Proceeds from issuance of common stock                       146,450         99,700
  Proceeds from collection of subscription receivable               --         31,000
                                                           -----------    -----------

        Net cash provided by financing activities              630,250        130,700
                                                           -----------    -----------

(Decrease)/increase in cash and cash equivalents               155,535        (10,124)

Cash and cash equivalents, beginning of year                     7,560         17,684
                                                           -----------    -----------

Cash and cash equivalents, end of year                     $   163,095    $     7,560
                                                           ===========    ===========

Supplemental disclosure of cash flow information:

  Cash paid for interest                                   $     2,040    $        --
                                                           ===========    ===========

  Cash paid for income taxes                               $        --    $        --
                                                           ===========    ===========

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

      On February 29, 2004, the Company entered into an agreement with a stockholder and former owner of the non-public entity to exchange 100% of the issued and outstanding shares of Health Renu, Inc., a Delaware corporation, and certain assets and liabilities of the Company for a return of 25,000 shares of common stock of the Company (which the Company has not yet received and has placed $-0- value on due to the uncertainty of receipt of these shares) and exclusive rights to the formulas to produce its products. The disposition of these assets and liabilities resulted in the Company recording additional paid-in capital of $15,468.

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

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

2.    Going Concern

      During the years ended September 30, 2005 and 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

                                                       2005            2004
                                                   ------------    ------------
      Net loss                                     $ (1,992,402)   $ (1,479,631)
      Negative cash flows from operations              (467,482)       (132,734)
      Negative working capital                         (152,293)       (160,722)
      Accumulated deficit                            (4,795,955)     (2,803,553)
      Stockholder deficit                              (153,661)       (156,674)

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

6.    Convertible Notes Payable

      During April and May 2005, the Company received $103,000 in the form of convertible notes payable from certain of its officers and directors. These notes bear interest at 8% per year, plus contain an additional 8% financing charge, and are convertible into the Company's common stock at $0.03 per share. The notes matured on August 31, 2005. Since the conversion price of $0.03 was less than the fair market value of the Company's common stock of $0.10, which was determined based on the quoted market price of the common stock, the Company recorded a $240,333 beneficial conversion feature, which is included in interest and financing expenses in the accompanying statement of operations for the year ended September 30, 2005. During the year ended September 30, 2005, 2,560,807 shares of common stock were issued upon the conversion of $73,000 of principal and $53,111 in interest and financing expense related to the convertible notes payable. The remaining $30,000 in principal and $2,040 in interest was repaid in cash during the year ended September 30, 2005.

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

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

7.    Income Taxes, continued

      The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2003 and 2002 is as follows:

                                            2005                         2004
                                  ------------------------     ------------------------
                                    Amount        Percent        Amount        Percent
                                  ----------    ----------     ----------    ----------
      Benefit for income tax at
        federal statutory rate    $  677,417          34.0%    $  503,075          34.0%
      Non-deductible expense        (469,533)        (23.6)      (321,783)        (21.7)
      Increase in valuation
        allowance                   (207,884)        (10.4)      (181,292)        (12.3)
                                  ----------    ----------     ----------    ----------

                                  $       --            --%    $       --            --%
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

                                    Continued

                            HEALTHRENU MEDICAL, INC.
                    NOTES TO FINANCIAL STATEMENTS, Continued
                                   ----------

8.    Commitments and Contingencies, continued

      Consulting and Employment Agreements

      In March 2004, the Company entered into an employment agreement with its new chief executive officer. The three-year employment agreement provides for an annual salary as well as a one-time issuance of 350,000 shares of common stock of the Company at $0.06 per share, which was the fair value of the common stock determined based on recent cash sales of the Company's common stock, as payment of accrued compensation owed to him of approximately $21,214. However, since the quoted market price of the Company's common stock was $1.60 per share at the grant date, the Company recorded additional compensation expense of $538,786 in the statement of operations for the year ended September 30, 2004.

      In May 2004 the Company entered into a consulting services agreement with a member of the Board of Directors to provide management advisory services, strategic planning, professional introductions and company growth services. The Company issued 250,000 shares of common stock, which was valued at $0.80 per share based on the quoted market price of the Company's common stock, to the board member in consideration for services under the agreement and have agreed to issue an additional 50,000 shares for each $100,000 in revenues over $300,000 that she generates for the Company up to a maximum of 350,000 additional shares. The agreement expires on May 1, 2009. As a result, the Company has recorded $200,000 as consulting expense in the statement of operations for the year ended September 30, 2004.

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
      =========   =========

12.   Related Party Transactions

      During the year ended September 30, 2005, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. However, based on the quoted market price of the Company's common stock of $0.17 per share, the Company recorded additional compensation expense of $300,000 in the statement of operations for the year ended September 30, 2005.

      During the year ended September 30, 2004, the Company's chief executive officer directly paid vendors on behalf of the Company in the total amount of $23,559. In addition, the chief executive officer advanced the Company $6,000. During the year ended September 30, 2004, the Company issued the chief executive officer 295,587 shares of the Company's common stock to reimburse him for these transactions. However, based on the quoted market price of the Company's common stock of $0.75 per share, the Company recorded additional compensation expense of $192,000 in the statement of operations for the year ended September 30, 2004.

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
                                                    ============   ============


14.   Restatement of Financial Statements

      The accompanying financial statements have been restated to reflect the correction of the accounting for a beneficial conversion feature, stock based compensation and the recording of a gain on sale of assets. The price used to value the beneficial conversion feature and stock based compensation has been restated to reflect the value based on the quoted market price of the common stock issued on the date of the transaction. As a result of this restatement, the Company recorded an additional $471,667 and $930,786 of interest and compensation expense and reduced the gain on sale of assets by $-0- and $15,468 during the years ended September 30, 2005 and 2004, respectively. The effect of the restatement on the September 30, 2005 financial statements is as follows:

                                                      As Previously
                                                        Reported    As Restated
                                                      ------------- -----------
Net loss                                               $(1,520,735) $(1,992,402)

Additional paid-in capital                             $ 3,198,751  $ 4,616,672

Accumulated deficit                                    $(3,378,034) $(4,795,955)

Basic and diluted net loss per common share            $     (0.06) $     (0.07)

The effect of the restatement on the September 30, 2004 financial statements is as follows:

                                                      As Previously
                                                        Reported    As Restated
                                                      ------------- -----------
Net loss                                               $ (533,377)  $(1,479,631)

Additional paid-in capital                             $ 1,635,657  $ 2,581,911

Accumulated deficit                                    $(1,857,299) $(2,803,553)

Basic and diluted net loss per common share            $     (0.03) $     (0.08)