Form 10QSB/A
period 2005-12-31
HEALTHRENU MEDICAL INC
filed 2006-04-06
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

          Transitional Small Business Disclosure Format: Yes |_| No |X|

                                EXPLANATORY NOTE

The purpose of this Quarterly Report on Form 10-QSB/A is to restate our financial statements for the quarter ended December 31, 2005 and to modify the related disclosures. The restatements were necessary to conform with accounting principles generally accepted in the United States of America ("GAAP") and reflect the correction of the accounting for the beneficial conversion feature, the issuance of stock based compensation and the gain on sale of assets. The price used to value the stock based compensation has been changed to reflect the quoted market price at the date of the transaction. The adjustments relate solely to the accounting treatment of these transactions and do not affect the Company's historical cash flow.

This Quarterly Report on Form 10-QSB/A for the quarter ended December 31, 2005, reflects corrections and restatements of the following financial statements: (a) condensed statements of operations for the quarter ended December 31, 2005; and
(b) condensed statements of cash flows for the quarter ended December 31, 2005. For a more detailed description of the restatements and reclassifications, see "Note 8 - Restatement of Financial Statements" to the accompanying notes to the condensed financial statements contained in this Report on Form 10-QSB/A. This Quarterly Report on Form 10-QSB/A restates certain financial information for the applicable periods set forth in Item 1 "Financial Statements" and Item 2 "Management's Discussion and Analysis or Plan of Operations".

This Quarterly Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the original Form 10-QSB, except as required to reflect the effects of the restatement as described in "Note 8 - Restatement of Financial Statements" to the accompanying notes to the condensed financial statements contained in this Quarterly Report on Form 10-QSB/A. Additionally, this Quarterly Report on Form 10-QSB/A, except for the restatement information, speaks as of the filing date of the original Form 10-QSB and does not update or discuss any other Company developments after the date of the original filing. All information contained in this Quarterly Report on Form 10-QSB/A and the original Form 10-QSB is subject to update and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

                            HEALTHRENU MEDICAL, INC.
                                   FORM 10-QSB/A
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.

                                  BALANCE SHEET
                    December 31, 2005 and September 30, 2005

                                                                 December 31,    September 30,
                                                                      2005           2005
                                                                  (Unaudited)       (Note)
                                                                 ------------    ------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                      $        226    $    163,095
  Accounts receivable                                                   1,689             716
  Inventories                                                          22,042          18,188
  Prepaid expense                                                       2,146           2,146
                                                                 ------------    ------------

    Total current assets                                               26,103         184,145

Property and equipment, net                                            13,545           9,592
                                                                 ------------    ------------

      Total assets                                               $     39,648    $    193,737
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $    218,810    $    117,863
  Accounts payable-stockholder                                             --           2,329
  Accrued liabilities                                                  41,057          27,403
  Note payable                                                        188,843         188,843
  Convertible notes payable                                            56,001          10,960
                                                                 ------------    ------------

    Total current liabilities                                         504,711         347,398
                                                                 ------------    ------------

Stockholders' equity:
  Convertible preferred stock, Series 2000A, $0.001 par value;
    1,500,000 shares authorized, 1,763 shares issued and
    outstanding at December 31 2005 and September 30, 2004                  2               2
  Common stock, $.001 par value; 50,000,000 shares authorized,
    26,082,089 and 25,619,589 shares issued and outstanding at
    December 31, 2005 and September 30, 2005,respectively              26,082          25,620
  Additional paid-in capital                                        4,617,460       4,616,672
  Accumulated deficit                                              (5,108,607)     (4,795,955)
                                                                 ------------    ------------

      Total stockholders' equity                                     (465,063)       (153,661)
                                                                 ------------    ------------

        Total liabilities and stockholders' equity               $     39,648    $    193,737
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

                            HEALTHRENU MEDICAL, INC.

                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
              for the three months ended December 31, 2005 and 2004

                                                              Three Months Ended
                                                                  December 31,
                                                             2005              2004
                                                        --------------    --------------
Sales                                                   $        5,364    $        3,753

Cost of sales                                                    1,083               948
                                                        --------------    --------------

    Gross profit (loss)                                          4,281             2,805

General and administrative expenses                            255,266           349,278
                                                        --------------    --------------

    Loss from operations                                      (250,985)          (346,473)

Interest and financing expense                                 (61,667)              (11)
                                                        --------------    --------------

    Net loss                                            $     (312,652)   $     (346,484)
                                                        ==============    ==============


Weighted average shares outstanding                         25,629,589        26,073,972
                                                        ==============    ==============

Basic and diluted net loss per common share             $        (0.01)   $        (0.01)
                                                        ==============    ==============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.

         UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) for the three months ended December 31, 2005

                                                              Common        Common      Additional
                                                              Stock         Stock        Paid In      Accumulated
                                  Shares        Amount        Shares        Amount       Capital        Deficit         Total
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance at September 30, 2005        1,763   $         2    25,619,589   $    25,620   $ 4,616,672    $(4,795,955)   $  (153,661)

Common stock issued for
  consulting services                   --            --        12,500            12         1,238             --          1,250

Rescinding the previous
  cancellation common stock             --            --       450,000           450          (450)            --             --

Net loss                                --            --            --            --            --       (312,652)      (312,652)
                               -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2005         1,763   $         2    26,082,089   $    26,082   $ 4,617,460    $(5,108,607)   $  (465,063)
                               ===========   ===========   ===========   ===========   ===========    ===========    ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.

                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
              for the three months ended December 31, 2005 and 2004

                                                                       Three Months Ended
                                                                          December 31,
                                                                      2005           2004
                                                                 ------------    ------------
Cash flows from operating activities:
  Net loss                                                       $   (312,652)   $   (346,484)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                                          190             359
    Common stock issued as settlement                                      --             750
    Amortization of debt issuance costs                                45,041              --
    Common stock issued for services                                    1,250          300,00
    Changes in operating assets and liabilities:
      Accounts receivable                                                (973)         (1,389)
      Other current assets                                                 --          (2,086)
      Inventories                                                      (3,854)            665
      Accounts payable                                                100,947         (18,266)
      Accrued liabilities                                              11,325           9,106
                                                                 ------------    ------------

        Net cash used in operating activities                        (158,726)        (57,345)
                                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of fixed assets                                             (4,143)             --
                                                                 ------------    ------------

        Net cash used in investing activities                          (4,143)             --
                                                                 ------------    ------------

Cash flows from financing activities:
  Common stock issued for cash                                             --          30,450
  Proceeds from common stock committed                                     --          25,600
  Payment received on stock subscription receivable                        --           2,500
                                                                 ------------    ------------

        Net cash used by financing activities                              --          58,550
                                                                 ------------    ------------

(Decrease)/Increase in cash and cash equivalents                     (162,869)          1,205

Cash and cash equivalents, beginning of year                          163,095           7,560
                                                                 ------------    ------------

Cash and cash equivalents, end of year                           $        226    $      8,765
                                                                 ============    ============


Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $         --    $         --
                                                                 ============    ============

  Cash paid for income taxes                                     $         --    $         --
                                                                 ============    ============

  Non-cash investing and financing activities:
    Issuance of common stock as payment of liability             $         --    $     52,512
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

                            HEALTHRENU MEDICAL, INC.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

4.    Going Concern

      During the three months ended December 31, 2005, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

      Net loss                                                      $  (312,652)

      Negative cash flows from operations                           $  (158,726)

      Negative working capital                                      $  (478,608)

      Accumulated deficit                                           $(5,108,607)

      Stockholders' deficit                                         $  (465,063)

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
                                                                     ==========

7.    Related Party Transaction

During the three months ended December 31, 2004, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. However, based on the quoted market price of $0.17 per share, the Company recorded additional compensation expense of $300,000 in the statement of operations for the three months ended December 31, 2004.

8.   Restatement of Financial Statements

The accompanying financial statements have been restated to reflect the correction of the accounting for a beneficial conversion feature, stock based compensation and the recording of a gain on sale of assets during the years ended September 30, 2005 and 2004. The price used to value the beneficial conversion feature and stock based compensation has been restated to reflect the value based on the quoted market price of the common stock issued on the date of the transaction. As a result of this restatement, the Company recorded an additional $471,667 and $930,786 of interest and compensation expense and reduced the gain on sale of assets by $-0- and $15,468 during the years ended September 30, 2005 and 2004, respectively. The effect of the restatement on the financial statements for the three months ended December 31, 2005 is as follows:

                                                 As Previously
                                                   Reported         As Restated
                                                  -----------       -----------
         Additional paid-in capital               $ 3,199,539       $ 4,617,460
                                                  -----------       -----------

         Accumulated deficit                      $(3,690,686)      $(5,108,607)
                                                  -----------       -----------

       The effect of the restatement on the statement of operations for the three months ended December 31, 2004 is as follows:

                                                 As Previously
                                                   Reported         As Restated
                                                  -----------       -----------
         Net loss                                 $   (46,484)      $  (346,484)
                                                  -----------       -----------

         Basic and diluted net loss per
           common share                           $     (0.00)      $     (0.01)
                                                  -----------       -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB/A for the year ended September 30, 2005.

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

General and administrative expenses decreased from $349,278 for the three months ended December 31, 2004 to $255,266 for the three months ended December 31, 2005. The decrease in general and administrative expenses was due to stock based compensation of $300,000 recorded in 2004 offset by higher costs in 2005 related to our expansion efforts, increased compensation to our chief executive officer, and approximately $100,000 related to increased legal and financing expenses related to seeking and obtaining outside financing.

Interest and financing expense increased from $11 for three months ended December 31, 2004 to $61,667 for the three months ended December 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible note payable and $45,041 of amortized debt issuance costs recorded in the three months ended December 31, 2005.

We recorded a loss from operations of $346,473 for the three months ended December 31, 2004 compared to a loss from operations of $250,985 for the three months ended December 31, 2005. The decrease in loss from operations is principally due to the decrease in general and administrative expenses.

We reported a net loss of $346,484 for the three months ended December 31, 2004 compared to a net loss of $312,652 for the three months ended December 31, 2005. The decrease in net loss is principally due to the decrease in general and administrative expenses and interest financing expenses.

Basic and diluted net loss per common share was $.01 for the three months ended December 31, 2004 compared to $.01 for the three months ended December 31, 2005.

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

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $5.1 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately ($5.1 million) from inception in 1997 to December 31, 2005, including approximately ($1.9 million) of net loss during the year ended September 30, 2005 and ($312,000) of net losses during the three months ended December 31, 2005. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and the three months ended December 31, 2005, we only generated revenues from product sales in the amounts of approximately $9,785 and $5,364, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

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

In its report dated January 25, 2006 our auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the three months ended December 31, 2005, we had an accumulated deficit of approximately $5.1 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assuming a conversion price of $0.17 (85% of the average of the trading prices of our common stock on the OTC Bulletin Board for the ten trading days ending on February 1, 2006 of $0.20), the 2005 notes would convert into 3,223,529 shares of our common stock. Assuming a conversion price of $0.16 (80% of the average of the trading prices of our common stock on the OTC Bulletin Board for the ten trading days ending on February 1, 2006 of $0.20), the 2006 notes would convert into 2,181,250 shares of our common stock. These numbers of shares, however, could be significantly greater in the event of a decrease in the trading price of our stock.

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


                                               Conversion At       Conversion At       Conversion At       Conversion At
                                                 Assumed              Assumed             Assumed             Assumed
                                             Average Trading      Average Trading     Average Trading     Average Trading
                                              Price of $0.20       Price of $0.15      Price of $0.10      Price of $0.05
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


                                                Conversion At       Conversion At       Conversion At       Conversion At
                                                  Assumed              Assumed             Assumed             Assumed
                                              Average Trading      Average Trading     Average Trading     Average Trading
                                               Price of $0.20       Price of $0.15      Price of $0.10      Price of $0.05
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