Form 10QSB
period 2006-03-31
HEALTHRENU MEDICAL INC
filed 2006-05-23
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from             to
                                     -----------    -------------

                        Commission file number 000-21914

                            HEALTHRENU MEDICAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                              25-1907744
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

                12777 Jones Road, Suite 481, Houston, Texas 77070
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (281) 890-2561
                         -------------------------------
                (Issuer's telephone number, including area code)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006 the issuer had 26,094,589 shares of common stock, $.001 par value per share, outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                            HEALTHRENU MEDICAL, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                      INDEX


                                                                                        PAGE
                                                                                        ----
                          PART 1--FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

      Unaudited Condensed Balance Sheet as of March 31,                                   2
        2006 and September 30, 2005

      Unaudited Condensed Statement of Operations for the                                 3
        three and six months ended March 31, 2006 and 2005

      Unaudited Condensed Statement of Cash Flows for the                                 4
        six months ended March 31, 2006 and 2005

      Notes to Unaudited Condensed Financial Statements                                  5-10


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                12-25

ITEM 3.       CONTROLS AND PROCEDURES                                                     26

                           PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                           26

ITEM 2.       UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                        26

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                             26

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                         26

ITEM 5.       OTHER INFORMATION                                                           26

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                            27


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET
                      March 31, 2006 and September 30, 2005


                                                                                        March 31,         September 30,
                                                                                          2006                2005
     ASSETS                                                                           (Unaudited)
     ------                                                                            -----------        -----------
Current assets:
  Cash and cash equivalents                                                           $   67,360          $   163,095
  Accounts receivable                                                                      2,482                  716
  Inventories                                                                             20,826               18,188
  Prepaid expense                                                                         _2,146                2,146
                                                                                      ----------          -----------

    Total current assets                                                                  92,742              184,145

Property and equipment, net                                                               13,504                9,592
                                                                                      ----------          -----------

      Total assets                                                                    $  106,318          $   193,737
                                                                                      ==========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $  224,301          $   117,863
  Accounts payable-stockholder                                                               -                  2,329
  Accrued liabilities                                                                     21,027               27,403
  Note payable                                                                           199,803              188,843

    Total current liabilities                                                            445,131              336,438
                                                                                      ----------          -----------

Convertible notes Payable                                                                343,684               10,960

Total liabilities                                                                        788,815              347,398
                                                                                       ---------              -------

Stockholders' equity:
  Convertible preferred stock, Series 2000A, $0.001 par value; 1,500,000 shares authorized, 1,763 shares issued and
    outstanding at March 31 2006 and September 30, 2005                                        2                    2
  Common stock, $.001 par value; 150,000,000 shares authorized,
    26,094,589 and 25,019,589 shares issued and outstanding at
    March 31 2006 and September 30, 2005, respectively                                    26,082               25,620
  Additional paid-in capital                                                           4,617,460            4,616,672

  Accumulated deficit                                                                 (5,326,040)          (4,795,955)
                                                                                      ----------           ----------

      Total stockholders' equity                                                        (383,854)            (153,661)
                                                                                      ----------          -----------

        Total liabilities and stockholders' equity                                    $  106,318          $   193,737
                                                                                      ==========          ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
           for the three and six months ended March 31, 2006 and 2005


                                                   Three Months Ended                Six Months Ended
                                                       March 31,                        March 31,
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
Sales                                         $      4,470    $      3,744    $      9,834    $      7,497

Cost of sales                                        4,650           1,353           5,732           2,301
                                              ------------    ------------    ------------    ------------

    Gross profit (loss)                               (180)          2,391           4,102           5,196

General and administrative expenses                155,193          44,482         401,894          93,760
                                              ------------    ------------    ------------    ------------

    Loss from operations                          (155,013)        (42,091)       (405,997)        (88,564)

Interest and financing expense                     (62,420)             (7)       (124,088)            (18)
                                              ------------    ------------    ------------    ------------

    Net loss                                  $   (217,433)   $    (42,098)   $   (530,085)   $    (88,582)
                                              ============    ============    ============    ============


Weighted average shares outstanding             25,514,709      28,099,325      26,086,897      26,362,745
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.01)   $         (0)   $         (0)   $      (0.02)
                                              ============    ============    ============    ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                for the six months ended March 31, 2006 and 2005

                                                                                  Six Months Ended
                                                                                      March 31,
                                                                       ----------------------------------------
                                                                             2006                  2005
                                                                       ------------------    ------------------
Cash flows from operating activities:
  Net loss                                                                  ($  530,085)             $(88,582)
  Adjustments to reconcile net loss to net cash used
    in operating activities:                                                                                 -
    Depreciation                                                                   1,042                   646
    Common stock issued as settlement                                                                      750
    Amortization of debt issuance costs                                                -                     -
    Common stock issued for services                                               1,250                     -
    Changes in operating assets and liabilities:
      Accounts receivable                                                   ($    1,766)                 1,957
      Other current assets                                                                               2,086
      Inventories                                                           ($    2,638)                10,473
      Accounts payable & Accrued liabilities                                ($   97,732)                    91
                                                                       ------------------    ------------------
        Net cash used in operating activities                               ($  434,465)               101,611
                                                                       ------------------    ------------------
Cash flows from investing activities:
  Purchase of fixed assets                                                  ($    4,945)                   506
                                                                       ------------------    ------------------

        Net cash used in investing activities                               ($    4,945)                   506
                                                                       ------------------    ------------------
                         Cash flows from financing activities:
                                  Common stock issued for cash                                          91,650
                                    Increase in Bank Overdraft                                             407
                                Proceeds from issuance of debt                   343,684
             Payment received on stock subscription receivable                                           2,500
                                                                       ------------------    ------------------
                     Net cash provided by financing activities                  343,684                 94,557
                                                                       ------------------    ------------------
              (Decrease)/Increase in cash and cash equivalents                 ($95,735)               (7,560)
                  Cash and cash equivalents, beginning of year                $163,095                   7,560
                                                                       ------------------    ------------------
                        Cash and cash equivalents, end of year                 ($67,360)                     -
                                                                       ==================    ==================
             Supplemental disclosure of cash flow information:
                                        Cash paid for interest                        -                     18
                                                                       ==================    ==================
                  Non-cash investing and financing activities:
              Issuance of common stock as payment of liability                        -                 52,512
                                                                       ==================    ==================

                 See accompanying notes to financial statements

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.    Interim Financial Statements

      The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto of HealthRenu Medical, Inc. (the "Company") included in the Company's Annual Report on Form 10-KSB/A for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the respective full year.

      The accompanying unaudited interim financial statements have not been reviewed by an independent public accountant.

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

      Inventories

      Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of March 31, 2006, the Company did not have a reserve for obsolescence.

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

      Stock-Based Compensation

      Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R on January 1, 2006. The adoption of this standard had no effect on the financial statements of Health Renu.

      Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.

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

4.    Going Concern

      Health Renu's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Health Renu has incurred net losses of $404,240 for the six months ended March 31, 2006 and cumulative net losses of $5,260,160 since its inception and has a working capital deficit of $352,318. These conditions raise substantial doubt about Health Renu's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

      Health Renu is working to secure additional financing to fund its operating activities and to meet its obligations and working capital requirements over the next twelve months.

      There are no assurances that Health Renu will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings or bank financing necessary to support Health Renu' working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Health Renu will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Health Renu. If adequate working capital is not available, Health Renu may be required to curtail or cease its operations.

      In May 2005 the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


5.    Litigation

      In October 2005, Chris A. Grevenow, a stockholder, filed a lawsuit against The Company, our chief executive officer and a former chief executive officer, in the District Court for the City and County of Denver, State of Colorado. Mr. Grevenow claims he was issued 44,000 shares of common stock of AGTSports, Inc., a Colorado corporation and The Company's predecessor, prior to 1997 which shares were intended to be "non-dilutive" and that he purchased 44,000 additional shares in May 1997. He further claims that he was not given notice of or an opportunity to vote with the respect to the reincorporation and exchange transaction in September 2003 whereby The Company became HealthRenu Medical, Inc. and that he was prevented from liquidating his shares at $8.50 per share. Mr. Grevenow alleges various claims for relief based upon negligent misrepresentation and concealment, fraudulent misrepresentation, fraudulent concealment, civil conspiracy, civil theft, breach of fiduciary duty, breach of contract, failure to provide notice of dissenter rights, violation of the Colorado Securities Act, and intentional infliction of emotional distress. Mr. Grevenow seeks relief including compensation for his stock, forfeited opportunities to liquidate his stock, actual, compensatory and punitive damages, costs and attorney fees and treble damages with respect to his civil theft claim. The Company believes this claim is without merit and has filed an answer to defend against such complaint.

6.    Convertible Notes Payable

      In August and September 2005 the Company entered into agreements to issue convertible promissory notes in the total amount of $548,000 and received proceeds of $410,800, net of $137,200 debt issuance costs. The notes are for a term of three years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 85% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders are also to be granted two warrants to purchase the Company's common stock for each share of common stock issued upon conversion of the notes with each warrant to purchase one share of common stock at an exercise price of 125% and 150%, respectively, of the conversion price of the notes then in effect.

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

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

6.    Convertible Notes Payable, continued

      Since the conversion price is less than the Company's stock price on the date of issuance, the Company recorded a $97,297 beneficial conversion feature, which is being amortized as additional interest expense over the three-year term of the notes. In addition, the Company incurred $137,200 in debt issuance costs paid to the broker-dealer as a placement fee and granted warrants to purchase 487,237 shares of the Company's common stock as an additional placement fee to the broker-dealer. The warrants are exercisable at prices ranging from $0.30 to $0.48 per share upon issuance of the notes and expire on October 31, 2009. The fair market value of the warrants issued was determined to be $192,947 using the Black-Scholes option pricing model. The assumptions used in the fair value calculation of the warrants were as follows: (i) weighted average term of four years,
      (ii) volatility of 188%, (iii) dividend rate of -0-% and (iv) risk-free interest rate of 4.5%. The Company will amortize the relative fair value of the warrants to interest expense over the three-year life of the notes using the interest method. Accordingly, the actual weighted average interest rate on these debentures, including the effect of the cost of the beneficial conversion feature, is approximately 45%. During the three months ended March 31, 2006, the Company recognized $61,666 in interest expense related to the amortization of the value of the warrants, the beneficial conversion feature and the additional debt issuance costs recorded on these convertible promissory notes. In the event the debt is settled prior to the maturity date, an expense will be recognized based on the difference between the carrying amount and the amount of the note payment.

      Following is an analysis of the convertible note balance as of and during the year ended September 30, 2005:

       Proceeds received from the note holders                     $  548,000
                                                                   ----------

         Total contractual amounts due under the notes                548,000

       Direct costs of the financing                                 (137,200)
                                                                   ----------

       Net proceeds to the Company                                    410,800

       Value of stock warrants issued as a placement fee             (192,947)
       Value of beneficial conversion feature                         (97,297)
       Allocated value of future warrants to be granted
         to note holders                                             (120,556)
                                                                   ----------

         Convertible notes payable at date of origination                -

       Amortization of loan costs as of September 30, 2005             10,960

       Amortization of loan costs during the three months
         ended March 31, 2006                                          61,666
                                                                   ----------

           Convertible notes payable at March 31, 2006             $   45,041
                                                                   ==========

      In February 2006 the Company entered into agreements to issue convertible promissory notes in the total amount of $600,000 and received proceeds of $600,000 net of $105,000. The notes are for a term of five years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 80% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders are also to be granted eight warrants to purchase the Company's common stock for each share of common stock issued upon conversion of the notes with two warrants to purchase one share of common stock at an exercise price of 100% of the conversion price of the notes then in effect, three warrants to purchase one share of common stock at an exercise price of 125% of the conversion price of the notes then in effect and three warrants to purchase one share of common stock at an exercise price of 150% of the conversion price of the notes then in effect.


7.    Related Party Transaction

      During the three months ended March 31, 2005, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. The fair market value of the shares issued of $0.02 per share was based on recent cash sales of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report contains forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis or Plan of Operation" and elsewhere in this report. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB/A for the year ended September 30, 2005.

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

Our products are specifically used for skin care and wound care. Our products are used for diabetic skin care, diabetic neuropathy, circulation, non-healing wounds, various types of skin disorders, and arthritis. We are also pursuing additional uses for our products in other areas of the medical field. For example, we are researching using our products as transdermal carriers of other medications into the body, which could result in many different applications for our products.

We currently have eight major products in our medical line, including:

      o     DERM-ALL GEL WOUND DRESSING

      o     SKIN RENU PLUS CIRCULATION FORMULA

      o     SKIN RENU LOTION

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

We have not yet commenced commercial distribution of our BetterSkin products. We intend to place our BetterSkin 8 ounce lotion and body soaps in low end retail markets, with the 13 ounce sizes in high end retail and drug stores. We expect to commence initial distribution of the BetterSkin line during our third fiscal quarter ending June 30, 2006.

We believe that our products provide a very simple, cost effective way to address skin disorders and have a positive effect in treating certain skin conditions, especially those of the elderly, with little or no known side effects. Our belief in the effectiveness of our products in treating certain skin conditions is based upon positive feedback from customers and patients in the form of testimonials, confirmations and reorders and personal experience of our management. Our products come with a satisfaction guarantee to the medical field as well as to the household consumer.

All of our products are made with a heavy concentration of essential fatty acids. Essential fatty acids have been widely reported to have significant anti-inflammatory effects, and are currently being used in cosmetics and therapeutic vehicles. All of our products use omega-3, omega-6 and omega-9 essential fatty acids. All our products are registered with the FDA.

We provide essential fatty acid ingredients to a third party manufacturing laboratory who provides all other raw materials needed and produces our products for skin care and wound care. We then purchase the products from the manufacturer and distribute our products. The manufacturing laboratory owns our product formulas subject to our exclusive use and right to purchase the formulas at prices that we believe are reasonable.

Historically, most of our sales have been to nursing homes, hospices and clinics in the area of emergency, non-healing wounds of the human body such as staph infections, diabetic ulcers, and amputations.

Our current marketing efforts include use of regional medical supply distribution companies, mailings and magazine advertising targeted to older consumers in limited U.S. markets, and internet sales. We plan to increase our marketing efforts to include infomercial sales, create catalogs and sales materials, and retail sales through drug, convenience and dollar stores. We also intend to pursue other business opportunities that compliment our products. This plan depends upon our receiving additional capital funding. We may also seek to enter into joint ventures or other alliances with strategic partners.

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of March 31, 2006, we did not have a reserve for obsolescence.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R on January 1, 2006. The adoption of this standard had no effect on the financial statements of Health Renu.

Prior to January 1, 2006, the Company accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.


COMPARISON OF OPERATING RESULTS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2006

Revenues increased from $3,744 for the three months ended March 31, 2005 to $4,470 for the three months ended March 31, 2006. The increase in revenues is due to increased sales volume related to increased marketing activity.

Cost of sales increased from $1,353 for the three months ended March 31, 2005 to $4,650 for the three months ended March 31, 2006. The increase in cost of sales is due to increased sales volume, as well as new product development.

Gross profit decreased from $2,391 for the three months ended March 31, 2005 to ($180) for the three months ended March 31, 2006. The decrease in gross profit is due to increased cost of sales.

General and administrative expenses increased from $44,482 for the three months ended March 31, 2005 to $155,193 for the three months ended March 31, 2006. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Interest and financing expense increased from $7 for three months ended March 31, 2005 to $62,420 for the three months ended March 31, 2006. The increase is attributable to the additional interest related to the note payable and the convertible note payable and $61,666 of amortized debt issuance costs recorded in the three months ended March 31, 2006.

We recorded a loss from operations of $42,091 for the three months ended March 31, 2005 compared to a loss from operations of $153,147 for the three months ended March 31, 2006. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $42,098 for the three months ended March 31, 2005 compared to a net loss of $151,553 for the three months ended March 31, 2006. The increase in net loss is principally due to the increase in general and administrative expenses and interest financing expenses.

Basic and diluted net loss per common share was $.00 for the three months ended March 31, 2005 compared to $.01 for the three months ended March 31, 2006.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2006

Revenues increased from $7,497 for the six months ended March 31, 2005 to $9,834 for the six months ended March 31, 2006. The increase in revenues is due to increased sales volume related to increased marketing activity.

Cost of sales increased from $2,301 for the six months ended March 31, 2005 to $5,732 for the six months ended March 31, 2006. The increase in cost of sales is due to increased sales volume, as well as new product development.

Gross profit decreased from $5,196 for the six months ended March 31, 2005 to $4,102 for the six months ended March 31, 2006. The decrease in gross profit is due to increased cost of sales.

General and administrative expenses increased from $93,760 for the six months ended March 31, 2005 to $405,997 for the six months ended March 31, 2006. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Interest and financing expense increased from $18 for six months ended March 31, 2005 to $124,088 for the six months ended March 31, 2006. The increase is attributable to the additional interest related to the note payable and the convertible note payable and $106,692 of amortized debt issuance costs recorded in the six months ended March 31, 2006.

We recorded a loss from operations of $88,564 for the six months ended March 31, 2005 compared to a loss from operations of $405,997 for the six months ended March 31, 2006. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $88,582 for the six months ended March 31, 2005 compared to a net loss of $530,085 for the six months ended March 31, 2006. The increase in net loss is principally due to the increase in general and administrative expenses and interest financing expenses.

Basic and diluted net loss per common share was $0.02 for the six months ended March 31, 2005 compared to $0 for the six months ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the three and six months ended March 31, 2006 we have not generated positive cash flow from our own operations due to the preliminary nature of our operations and our ongoing investment in our expansion. Consequently, we have been dependent on external financing to fund our cash requirements.

As of March 31, 2006, our cash totaled $67,360 and total current assets were $92,813. Inventory at March 31, 2006 was $20,826.

As of March 31, 2006, our accounts payable totaled $224,301. Total current liabilities were $445,131.

We operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing and production functions. We also contract with consultants to assist in numerous areas of our operations and developments in order to minimize expenses. We intend to hire additional employees as needed.

Our immediate financing needs are currently expected to be provided from the private placement of our convertible debt securities of $600,000 closed in February 2006 as described below. Such financing was required in order to pay professional fees associated with our securities and corporate compliance requirements, for registration of our shares to be issued in connection with the standby equity distribution agreement ("SEDA") described below and to fund our inventory and working capital needs until the SEDA is available for us to draw upon. Such private placement financing may not be sufficient to meet our needs until the SEDA is available for us to draw on.

Our near term financing needs are currently expected to be provided in large part from the SEDA described below. Financing under the SEDA may not available on favorable terms, in sufficient amounts or at all when needed, in part, because the amount of financing available will fluctuate with the price of our common stock. As the price declines, the number of shares we must issue in order to receive such financing will increase.

If we are unable to obtain financing on a timely basis, upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our marketing strategy and maintain our current operations. Without capital funding, we cannot continue to operate in 2006 and cannot expand or meet our business objectives. Failure by us to obtain adequate financing may require us to delay, curtail or scale back some or all of our operations, sales, marketing efforts and research and development programs. If we do not receive external financing, our revenue stream cannot expand, would likely decrease and significant opportunities would be lost which would be a limiting factor on our growth.

In May 2005, we entered into the SEDA with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this agreement, we may, at our discretion for up to two years, periodically issue and sell to Cornell Capital shares of common stock for a total purchase price of $10.0 million, subject to registration of such shares. If we request an advance under the SEDA, Cornell Capital will purchase shares of common stock for 97% of the lowest volume weighted average price on the OTC-BB or other principal market on which our common stock is traded as quoted by Bloomberg, L.P. for the five trading days immediately following the notice date. In addition, Cornell Capital will retain a cash fee of 5% from the proceeds received by us for each advance under the SEDA for a total effective discount to the market price of our common stock of 8%. Cornell Capital intends to sell any shares purchased under the SEDA at the market price. The effectiveness of the sale of the shares under the SEDA is conditioned upon us registering the shares of common stock under the Securities Act and maintaining such registration. Upon the execution of the SEDA, we issued as compensation to Cornell Capital 1,465,065 shares of our common stock with a value of $161,157, including 293,013 shares held by its transferee, and a 12% interest bearing promissory note in the principal amount of $188,843 from us. We issued to Monitor Capital, Inc., as a placement fee pursuant to the placement agent agreement between us and Monitor, 90,909 shares with an aggregate value of $10,000 in connection with the SEDA.

We issued convertible debt securities in the aggregate amount of $103,000 made to us by members of our Board of Directors and a consultant to us in May and June 2005. The debt was convertible into shares of our common stock at the option of the holders at the rate of $0.03 per share. The loans accrued interest at the rate of 8% per annum. The convertible debt has been converted or repaid in full. The convertible debt and related accrued interest was converted on August 31, 2006 into 2,560,807 shares of common stock and repaid by approximately $32,000 in cash, including accrued interest.

In August and September 2005, we closed on $548,000 of equity units (the "2005 Units") in a private placement. Each Unit consists of a unsecured convertible promissory note in the principal amount of $1,000 (the "2005 Notes") and two warrants for each share of common stock issued upon conversion of the 2005 Notes to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2005 Notes are convertible at the election of the holder thereof, at any time commencing from and after the date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock on the OTC-BB for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2005 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 125% and 150%, respectively, of the conversion price of the 2005 Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2005 Notes and ending on October 31, 2009 and are subject to adjustment for anti-dilution purposes.

In February 2006, we closed on $600,000 of equity units (the "2006 Units") in a private placement. Each Unit consists of a secured convertible promissory note in the principal amount of $1,000 (the "2006 Notes") and eight warrants for each share of common stock issued upon conversion of the 8% Notes to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2006 Notes are convertible at the election of the holder thereof, at any time commencing from and after the date of issuance and for a period of five years thereafter at a price equal to 80% of the average closing price of our common stock on the OTC-BB for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2006 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 100% for two warrants, 125% for three warrants and 150% for three warrants, respectively, of the conversion price of the 2006 Notes.

The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2006 Notes and ending on March 31, 2011 and are subject to adjustment for anti-dilution purposes.

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2006, we had an accumulated deficit of approximately $5.3 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. We have recently entered into the SEDA. The additional capital necessary to meet our working capital needs or to sustain or expand our operations may not be available in sufficient amounts or at all under the SEDA or otherwise. Continuing our operations is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.


RISK FACTORS

FINANCIAL CONDITION RISKS

      o We have had limited product sales, a history of operating losses and may not become profitable in the near future or at all.

      We have had limited sales of our products to date. We incurred net losses of approximately ($5.3 million) from inception in 1997 to March 31, 2006, including approximately ($404,000) of net loss during the six months ended March 31, 2006. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and the six months ended March 31, 2006, we only generated revenues from product sales in the amounts of approximately $9,785 and $9,905, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

      o We may not be able to obtain the significant financing that we need to continue to operate.

      We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately $1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to implement our business plan, including increased marketing and product production. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our convertible debt securities of $600,000 closed in February, 2006. Such private placement financing may not be sufficient to meet our needs until the standby equity distribution agreement is available for us to draw on. Our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed, in part because the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

      o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

      In its report dated January 25, 2006, except for note 14 which is dated March 31, 2006, our former auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the six months ended March 31, 2006, we had an accumulated deficit of approximately $5.3 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. We have recently entered into a standby equity distribution agreement. The additional capital necessary to meet our working capital needs or to sustain or expand our operations may not be available in sufficient amounts or at all under the standby equity distribution agreement or otherwise. Continuing our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

      o We have a working capital loss, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities.

      We had a working capital deficit of ($352,318) at March 31, 2006, which means that our current liabilities exceeded our current assets on March 31, 2006 by $352,318. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

      o We may be unable to implement our business plan if the investor under the standby equity distribution agreement does not fulfill its obligations under the agreement.

      We will be reliant upon the ability of Cornell Capital Partners, L.P. to provide a significant amount of funding pursuant to the standby equity distribution agreement, which it has agreed to do in accordance with the terms of the agreement. In the event that the investor is unwilling or unable to fulfill its commitment under the standby equity distribution agreement for whatever reason, our ability to implement our business plan will suffer.

      o Sales made under our standby equity distribution agreement may adversely affect our stock price and our ability to raise funds in new stock offerings.

      Even if we are able to obtain the financing we require to implement our business plan pursuant to the standby equity distribution agreement, sales made under our standby equity distribution agreement may result in one or more of the following consequences:

            >> Sales made under our standby equity distribution agreement may adversely affect our stock price.

            >> The sale of our stock under our standby equity distribution agreement could encourage short sales by third parties, which could contribute to the future decline of our stock price.

            >> The investor under the standby equity distribution agreement may sell shares of our common stock acquired under the standby equity distribution agreement during an applicable pricing period for determination of stock price, which could further contribute to the decline of our stock price.

            >> Existing stockholders will experience significant dilution from our sale of shares under the standby equity distribution agreement.


            >> The standby equity distribution agreement prohibits us from raising capital at less than the market price which may severely limit our ability to raise capital from the sale of equity.

            >> We may not be able to access funds under the standby equity distribution agreement sufficient to meet our operating needs.

      o Since Health Renu-DE became a public reporting company under the Securities Exchange Act of 1934 by acquiring us when we were a publicly-traded shell corporation, we remain subject to the shell corporation's unknown liabilities, if any. If any significant unknown liabilities arise, they could materially and adversely affect our ability to continue in business.

      On September 26, 2003, we entered into an exchange agreement with Health Renu-DE, a Delaware corporation, and the former Health Renu-DE stockholders whereby our control shifted to the former Health Renu-DE stockholders. We were then a non-operating, publicly-traded corporation. The exchange agreement represented a recapitalization of Health Renu-DE with accounting treatment similar to that used in a reverse acquisition. Health Renu-DE emerged as the surviving financial reporting entity but we remained as the legal reporting entity. We then changed our business focus to skin care and wound care products and our name to HealthRenu Medical, Inc.

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

      The risks and uncertainties involved in this strategy include that we are subject to the shell corporation's then existing liabilities, including any undisclosed liabilities of the shell corporation arising out of the shell corporation's prior business operations, financial activities or equity dealings. There is a risk of litigation by third parties or governmental investigations or proceedings. There is also a risk of sales of undisclosed stock into the public market by stockholders of the shell corporation as we improve our business and financial condition and stock price, which would result in dilution to our stockholders and could negatively impact our stock price. In addition, within certain segments of the financial and legal communities there may be a negative perception of corporations that have achieved public-trading status by means of a public shell merger. This negative perception could adversely affect us in the future including in our efforts to raise capital in certain markets.


RISKS RELATED TO OUR OPERATIONS

      o If we are unable to successfully compete in the skin and wound care industry on the basis of our products' prices, effectiveness, and other factors, our business and financial condition will be significantly negatively impacted.

      The personal skin care industry and wound care industry is extremely competitive and consists of major domestic and international medical, pharmaceutical, cosmetic consumer products and other companies, most of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing and selling medical as well as consumer skin care products. We compete based upon our product quality and price. Our competitors may introduce more effective or less expensive products which could compete with our products and have a significant negative impact on our business and financial condition.

      o We are dependent upon a third party pharmaceutical laboratory for manufacture of our products and would likely experience production delays and interruption in sales if the laboratory discontinued production of our products.

      Our products are manufactured by Rosel & Adys Inc., a Texas-based pharmaceutical laboratory which has been approved by the U.S. Food and Drug Administration. We do not have a contract with this laboratory for manufacture of our products. This laboratory may not continue to maintain its Food and Drug Administration certification or continue to be willing or able to produce our products for us at reasonable prices or at all. If for any reason this laboratory discontinues production of our products, it would likely result in significant delays in production of our products and interruption of our product sales as we seek to establish a relationship and commence production with a new laboratory. We may be unable to make satisfactory production arrangements with another laboratory on a timely basis or at all.

      Our production laboratory is responsible for supplying our formulas ingredients other than the essential fatty acids which we supply for quality control purposes. We currently have on hand sufficient essential fatty acid supplies to meet our short terms needs and we have developed sources for their supply for the long-term future. If, however, any of these ingredients are not available to us on favorable pricing terms or at all when they are needed, we may experience production delays and interruption of sales.

      o We do not own our products' formulas and if the owner of the formulas does not honor its contractual commitment to sell the formulas to us if and when requested by us, we could lose use of our proprietary products.

      We do not own our product formulas. The production laboratory owns our product formulas subject to an agreement of indefinite term which provides for our exclusive use and right to purchase them. It is possible that the production laboratory may not honor its contractual commitments and may disclose our proprietary formulas to a third party or refuse to sell the formulas to us in the event the laboratory ceases to produce products for us, either of which would materially and adversely affect our business.

      o We may be unable to protect our proprietary products or prevent the development of similar products by our competitors, which could materially and adversely affect our ability to successfully compete.

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

      o Our founder and former president has competed with us by selling similar products and soliciting our customers.

      Darrell Good, the founder and principal of Health Renu-DE, has competed against us by posting products similar to ours with the same product numbers on his website for sale. Mr. Good has also attempted to solicit sales from our customers. We filed a lawsuit against Mr. Good in the U.S. District Court for the Southern District of Texas seeking recovery of approximately 8.1 million shares of our common stock from Mr. Good and requested that Mr. Good cease competing with us and soliciting our customers. A final, non-appealable default judgment against Mr. Good was entered in this case on July 29, 2005 and the court ordered that the shares be cancelled and returned to us and that Mr. Good is enjoined from competing with us for one year. The shares have been cancelled on the books and records of our transfer agent. We may not be able to prevent Mr. Good from continuing to compete with us or soliciting our customers. If Mr. Good continues to compete with us or to solicit our customers, it could have a material adverse effect on our business.

      o We may not achieve the market acceptance of our products necessary to generate revenues.

      Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

            >>    our ability to keep production costs low.

            >> our ability to successfully market our products. We must create an advertising campaign to create product recognition and demand for our products.

            >> timely introductions of new products. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. Delays in product availability may negatively affect their market acceptance.

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

      We maintain liability insurance coverage that we believe is sufficient to protect us against potential claims. Our liability insurance may not continue to be available to us on reasonable terms or at all. Further, such liability insurance may not be sufficient to cover any claims that may be brought against us.

      o Our business and growth will suffer if we are unable to hire and retain key personnel.

      Our success depends in large part upon the services of our Chief Executive Officer. We have only three full-time employees, including our Chief Executive Officer. We contract with consultants and outsource key functions to control costs. If we lose the services of our Chief Executive Officer or any of our key employees or consultants or are unable to hire and retain key employees or senior management as needed in the future, it could have a significant negative impact on our business.

      o If we do not continue to comply with regulations imposed on us by the U.S. Food and Drug Administration, we may be unable to sell one or more of our products or otherwise face liability.

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

      The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

            >> sales of large numbers of shares of our common stock in the open market, including shares issuable at a fluctuating conversion price or at a discount to the market price of our common stock;

            >>    our operating results;

            >>    quarterly fluctuations in our financial results;

            >>    our need for additional financing;

            >> announcements of product innovations or new products by us or our competitors;

            >> developments in our proprietary rights or our competitors' developments;

            >> our relationships with current or future suppliers, manufacturers, distributors or other strategic partners;

            >>    governmental regulation; and

            >> other factors and events beyond our control, such as changes in the overall economy or condition of the financial markets.

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

      As of March 31, 2006, we had 26,094,589 shares of common stock outstanding. Of these shares, as of March 31, 2006, approximately 22 million shares of our common stock were subject to restrictions on resale pursuant to Rule 144 and approximately 4 million outstanding shares of our common stock were eligible for sale in the public market without restriction or registration.

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

      Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stocks:

            >>    with a price of less than $5.00 per share;

            >>    that are not traded on a "recognized" national exchange;

            >> whose prices are not quoted on the Stock Market (NASDAQ-listed stocks must still have a price of not less than $5.00 per share); or

            >> of issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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

      There has been a limited public market for our common stock and an active trading market for our stock may not develop. Absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is quoted on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating results.

      o Our 8% convertible notes have a fluctuating conversion rate which could cause substantial dilution to stockholders and adversely affect our stock price.

      Conversion of a material amount of the 8% convertible notes included in our 2005 and 2006 private placements of units could materially affect a stockholder's investment in us. As of March 31, 2006, $548,000 of notes issued in our 2005 private placement and $600,000 of notes issued in our 2006 private placement were issued and outstanding. The notes are convertible into a number of shares of common stock determined by dividing the principal amount of the notes converted by their respective conversion prices in effect.

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

      Conversion of a material amount of our notes or exercise of a material amount of our warrants could significantly dilute the value of a stockholder's investment in us. Also, in the absence of a proportionate increase in our earnings and book value, an increase in the aggregate number of our outstanding shares of common stock caused by a conversion of the 8% notes or exercise of the warrants would dilute the earnings per share and book value of all of our outstanding shares of common stock. If these factors were reflected in the trading price of our common stock, the potential realizable value of a stockholder's investment in us could also be adversely affected.

      Assuming a conversion price of $0.16 (85% of the closing price of our common stock on the OTC Bulletin Board of $0.19 on March 31, 2006), the 2005 notes would convert into 3,425,000 shares of our common stock and the related warrants would be exercisable to purchase 6,850,000 shares. Assuming a conversion price of $0.15 (80% of the closing price of our common stock on the OTC Bulletin Board of $0.19 on March 31, 2006), the 2006 notes would convert into 4,000,000 shares of our common stock and the related warrants would be exercisable to purchase 32,000,000 shares. These numbers of shares, however, could be significantly greater in the event of a decrease in the trading price of our stock.

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2005 notes which could occur upon conversion of $548,000 in principal amount of our 2005 notes (excluding accrued interest) and exercise of related warrants. The calculations in the table are based upon the 26,094,589 shares of our common stock which were outstanding on March 31, 2006 and shares issuable upon conversion of the 2005 notes at the following prices:

                                                      Conversion At      Conversion At         Conversion At         Conversion At
                                                     Assumed Trading    Assumed Trading       Assumed Trading       Assumed Trading
                                                      Price of $0.19     Price of $0.14       Price of $0.095       Price of $0.048
                                                   ---------------------------------------- ----------------------------------------
        Conversion Price                                    $0.16             $0.12                $0.08                 $0.04

        Shares Issuable on Conversion of Notes            3,425,000         4,566,667            6,850,000             13,700,000

        Shares Issuable on Exercise of Warrants           6,850,000         9,133,333            13,700,000            27,400,000

        Percentage of Outstanding Common Stock              28.25%            34.43%                44.06%                61.17%

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2006 notes which could occur upon conversion of $600,000 in principal amount of our 2006 notes (excluding accrued interest) and exercise of related warrants. The calculations in the table are based upon the 26,094,589 shares of our common stock which were outstanding on March 31, 2006 and shares issuable upon conversion of the 2006 notes at the following prices:


                                                     Conversion At         Conversion At         Conversion At       Conversion At
                                                    Assumed Trading       Assumed Trading       Assumed Trading     Assumed Trading
                                                     Price of $0.19        Price of $0.14       Price of $0.095     Price of $0.048
                                                  ----------------------------------------- ----------------------------------------
       Conversion Price                                  $0.15                 $0.11                 $0.08                 $0.04

       Shares Issuable on Conversion of Notes          4,000,000             5,454,545             7,500,000             15,000,000

       Shares Issuable on Exercise of Warrants         32,000,000            43,636,364            60,000,000           120,000,000

       Percentage of Outstanding Common Stock            57.98%                65.29%                72.12%                83.80%

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer, has determined that the effectiveness of disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are inadequate as of March 31, 2006.

Our management, including our Chief Executive Officer, has determined that our disclosure controls and procedures were not effective as of March 31, 2006. We are attempting to remediate the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedure by conducting a review of our accounting treatment of our financing transactions and correcting our method of accounting for such transactions. Additionally, we are considering engaging outside expertise to enable us to properly apply complex accounting principles to our financial statements, when necessary.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the second fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECUIRTY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

        Exhibit No.                      Description

        31 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

        32 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

      *Filed herewith as an exhibit.

(b) Reports on Form 8-K. During the quarter ended March 31, 2006, the issuer filed the following Reports on Form 8-K:

      Report on Form 8-K dated January 6, 2006 and filed with the Securities and Exchange Commission on January 20, 2006.

      Report on Form 8-K dated February 10, 2006 and filed with the Securites and Exchange Commission on February 16, 2006.

      Report on Form 8-K dated February 17, 2006 and filed with the Securites and Exchange Commission of February 22, 2006.

      Report on Form 8-K/A dated May 23, 2005 and filed with the Securities and Exchange Commission on February 22, 2006.

                                   SIGNATURES

      In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HEALTHRENU MEDICAL, INC.

DATED:  May 22, 2006              By: /s/ Robert W. Prokos
                                      ------------------------
                                      Robert W. Prokos
                                      Chief Executive Officer and President
                                      (Principal Executive, Financial and
                                      Accounting Officer)