Form 10QSB/A
period 2006-03-31
HEALTHRENU MEDICAL INC
filed 2006-07-12
CIK 791118

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

                       Statement Regarding This Amendment

      We are amending our Form 10-QSB for the quarter ended March 31, 2006, as previously filed on May 23, 2006. We have identified certain accounting errors related to the recording of our debt arrangements. We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants. Our analysis determined that the warrants associated with our convertible notes payable are derivatives as defined under SFAS No. 133 and EITF 00-19. We determined that these derivative liabilities arose in August 2005. Accordingly, we intend to amend our Form 10-KSB for the year ending September 30, 2005 and our Form 10-QSB for the three months ending December 31, 2005.

      As a result of this analysis, warrants issued to consultants and the conversion features of the convertible notes payable and associated warrants have been accounted for as derivative instrument liabilities. Additionally, the embedded conversion features of the notes payables have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 9 to disclose the derivative instrument liabilities and provided information on subsequent changes.

      We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities on our statement of operations for the three months and six months ended March 31, 2006, was an increase in our net loss attributable to common shareholders of $6,339,583 and $6,644,414respectively. The cumulative effect on our balance sheet as of March 31, 2006 was an additional derivative liability of $9,883,431.

      In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by us on May 23, 2006. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 2005 and our Quarterly Reports on Form 10-QSB/A for the quarter ended December 31, 2005, together with any subsequent amendments thereof.

                            HEALTHRENU MEDICAL, INC.
                                  FORM 10-QSB/A
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                      INDEX

                                                                                            PAGE
                                                                                            -----
                          PART 1--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Unaudited Condensed Balance Sheet as of March 31,                                       2
        2006

      Unaudited Condensed Statement of Operations for the                                     3
        three and six months ended March 31, 2006 and 2005

      Unaudited Condensed Statement of Cash Flows for the                                     4
        six months ended March 31, 2006 and 2005

   Notes to Unaudited Condensed Financial Statements                                         5-13


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                    14-28

ITEM 3.       CONTROLS AND PROCEDURES                                                        29

                           PART II--OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS                                                              30

ITEM 2.       UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                           30

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES                                                30

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            30

ITEM 5.       OTHER INFORMATION                                                              30

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                              30-33

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.
                                  BALANCE SHEET

                                                                                      (Restated)          (Restated)
                                                                                       March 31,         September 30,
                                                                                         2006                2005
     ASSETS                                                                           (Unaudited)
     ------                                                                           -----------         -----------
Current assets:
  Cash and cash equivalents                                                           $   68,178          $   163,095
  Accounts receivable                                                                      1,383                  716
  Inventories                                                                             20,603               18,188
  Prepaid expense                                                                          1,395                2,146
                                                                                      ----------          -----------

    Total current assets                                                                  91,559              184,145

Property and equipment, net                                                               11,945                9,592
                                                                                      ----------          -----------

      Total assets                                                                    $  103,504          $   193,737
                                                                                      ==========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                    $   96,785          $   117,863
  Accounts payable-stockholder                                                               -                  2,329
Accrued interest                                                                          61,901               13,591
Accrued liabilities                                                                       18,580               19,270
  Note payable                                                                           188,843              188,843
  Derivative liability                                                                 9,883,431            2,639,017
                                                                                      ----------          -----------
    Total current liabilities                                                         10,249,540            2,980,913
                                                                                      ----------          -----------

Convertible notes payable, net                                                           105,513               57,961

Total liabilities                                                                     10,355,053            3,038,874
                                                                                      ----------            ---------

Stockholders' deficit:
  Convertible preferred stock, Series 2000A, $0.001 par value; 1,500,000 shares authorized, 1,763 shares issued and
    outstanding at March 31 2006 and September 30, 2005                                        2                    2
  Common stock, $.001 par value; 150,000,000 shares authorized,
    26,094,589 and 25,019,589 shares issued and outstanding at
    March 31 2006 and September 30, 2005, respectively                                    26,095               25,620
  Additional paid-in capital                                                           2,307,783            2,410,418

  Accumulated deficit                                                                 (12,585,429)         (5,281,177)
                                                                                      -----------          ----------

      Total stockholders' deficit                                                     (10,251,549)         (2,845,137)
                                                                                      -----------         -----------

        Total liabilities and stockholders' deficit                                   $   103,504         $   193,737
                                                                                      ===========         ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   UNAUDITED CONDENSED STATEMENT OF OPERATIONS
           for the three and six months ended March 31, 2006 and 2005

                                                          Three Months Ended                      Six Months Ended
                                                              March 31,                               March 31,
                                                       2006                 2005                2006                 2005
                                                  ------------        ------------        ------------        ------------
Sales                                             $      4,470        $      3,744        $      9,834        $      7,497

Cost of sales                                            5,571               1,353               6,654               2,301
                                                  ------------        ------------        ------------        ------------

    Gross profit (loss)                                 (1,101)              2,391               3,180               5,196

General and administrative expenses                    311,805              44,482             567,071              93,760
                                                  ------------        ------------        ------------        ------------

    Loss from operations                              (312,906)            (42,091)           (563,891)            (88,564)

Interest and financing expense                         (44,761)                 (7)            (95,947)                (18)
                                                  ------------        ------------        ------------        ------------
Loss on embedded derivative liability               (6,339,583)                             (6,644,414)
    Net loss                                      $ (6,697,250)       $    (42,098)       $ (7,304,252)       $    (88,582)
                                                  ============        ============        ============        ============


Weighted average shares outstanding                 26,094,033          28,099,325          25,859,287          26,362,745
                                                  ============        ============        ============        ============

Basic and diluted net loss per common share       $      (0.26)       $      (0.00)       $      (0.28)       $      (0.00)
                                                  ============        ============        ============        ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                   UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
                for the six months ended March 31, 2006 and 2005

                                                                      Six Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  2006               2005
                                                              -----------        -----------
Cash flows from operating activities:
  Net loss                                                    $(7,304,252)       $   (88,582)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                    1,790                646
    Common stock issued as settlement                                  --                750
    Amortization of debt issuance costs                          (552,448)                --
    Common stock issued for services                                2,875                 --
    Offering costs                                               (105,035)
    Embedded derivative liability                               7,244,414
    Changes in operating assets and liabilities:
      Accounts receivable                                            (667)            (1,957)
      Other current assets                                            751             (2,086)
      Inventories                                                  (2,415)           (10,473)
      Accounts payable & Accrued liabilities                       26,542                 91
                                                              -----------        -----------
        Net cash used in operating activities                    (688,445)          (101,611)
                                                              -----------        -----------
Cash flows from investing activities:
  Purchase of fixed assets                                         (4,143)              (506)
                                                              -----------        -----------
        Net cash used in investing activities                      (4,143)              (506)
                                                              -----------        -----------
Cash flows from financing activities:
  Common stock issued for cash                                         --             91,650
  Increase in Bank Overdraft                                           --                407
Payments to stockholder                                            (2,329)
  Issuance of convertible promissory notes                        600,000
  Payment received on stock subscription receivable                    --              2,500
                                                              -----------        -----------
        Net cash used by financing activities                     597,671             94,557
                                                              -----------        -----------
(Decrease)/Increase in cash and cash equivalents                  (94,917)            (7,560)
Cash and cash equivalents, beginning of year                      163,095              7,560
                                                              -----------        -----------
Cash and cash equivalents, end of year                             68,178                 --
                                                              ===========        ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                  18
                                                              ===========        ===========
  Cash paid for income taxes                                                              --
                                                              ===========        ===========
  Non-cash investing and financing activities:
    Issuance of common stock as payment of liability                                  52,512
                                                              ===========        ===========

                 See accompanying notes to financial statements

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


1.    Basis of Presentation

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

      Property and Equipment

      Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. Expenditures for major renewals and betterments that extend the original estimated economic useful lives of the applicable assets are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

      Inventories

      Inventories consist solely of finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of March 31, 2006, the Company did not have a reserve for obsolescence.

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

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

      Significant Accounting Policies, continued

      Stock-Based Compensation, continued

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

4.    Going Concern

      HealthRenu's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. HealthRenu has incurred net losses of $7,304,252 for the six months ended March 31, 2006 and cumulative net losses of $12,585,429 since its inception and has a working capital deficit of $10,157,981. These conditions raise substantial doubt about HealthRenu's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

      HealthRenu is working to secure additional financing to fund its operating activities and to meet its obligations and working capital requirements over the next twelve months.

      There are no assurances that HealthRenu will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings or bank financing necessary to support HealthRenu's working capital requirements. To the extent that funds generated from operations and any private placements, public offerings or bank financing are insufficient, Health Renu will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Health Renu. If adequate working capital is not available, Health Renu may be required to curtail or cease its operations.

5.    Litigation


      The Company is currently a party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company's financial position or results of operations.

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


6.    Convertible Notes Payable

      In August and September 2005 the Company entered into agreements to issue convertible promissory notes in the total amount of $548,000 and received proceeds of $410,800, net of $137,200 offering costs. The notes are for a term of three years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 85% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders are also to be granted two warrants to purchase the Company's common stock for each share of common stock issued upon conversion of the notes with each warrant to purchase one share of common stock at an exercise price of 125% and 150%, respectively, of the conversion price of the notes then in effect. The warrants, once granted, will expire on October 31, 2009.

      Convertible notes payable at March 31, 2006

      In February 2006 the Company entered into agreements to issue convertible promissory notes in the total amount of $600,000 and received proceeds of $494,965 net of $105,000 offering costs. The notes are for a term of five years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 80% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders are also to be granted eight warrants to purchase the Company's common stock for each share of common stock issued upon conversion of the notes with two warrants to purchase one share of common stock at an exercise price of 100% of the conversion price of the notes then in effect, three warrants to purchase one share of common stock at an exercise price of 125% of the conversion price of the notes then in effect and three warrants to purchase one share of common stock at an exercise price of 150% of the conversion price of the notes then in effect. The warrants, once granted, will expire on March 31, 2011.

      Since the number of warrants to be issued under both convertible note agreements are indeterminable, they have been classified as derivative instrument based on the guidance of SFAS 133 and EITF 00-19 (see footnote 9 for further discussion).

7.    Related Party Transaction

      During the three months ended March 31, 2005, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. The fair market value of the shares issued of $0.02 per share was based on recent cash sales of the Company's common stock.

8.    Common Stock

      In May 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

9.    Derivatives

      HealthRenu evaluated the application of SFAS 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

      1.    Convertible notes payable ("Notes Payable")

      2. Warrants to purchase common stock associated with the convertible notes payables;

      3. Warrants to purchase common stock issued to placement agent ("Placement Warrants")

      4. Warrants to purchase common stock issued to consultants ("Consulting Warrants")

      Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible notes payables and warrants issued to consultants as embedded derivatives.

      Pursuant to SFAS 133, the Company bifurcated the conversion feature from the Notes Payable because the conversion price is not fixed and the Notes Payable are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

      Furthermore, the Company concluded that the exercise price and the number of shares to be issued under the Placement Warrants and the Consulting Warrants are fixed. However, since the Notes Payable were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. The Company is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, the Company will restate its financial statements for the year ended September 30, 2005 and the three months ended December 31, 2005 and March 31, 2006.

      The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of December 31, 2005 and March 31, 2006 is as follows:


                                                   Embedded derivative
                                                     Liability balance
                                                         3/31/06
                                                         -------

Notes Payable                                            $9,585,993
Placement Warrants                                           91,428
Consulting Warrants                                         206,010
                                                         ----------
                      Total:                             $9,883,431

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

      Derivatives, continued

      The impact on statements of operations as of the three and six months ended March 31, 2006 is as follows:

Gain (loss) on embedded
Derivative liabilities:              three months ended                       six months ended
-----------------------              ------------------                       ----------------
                               March 31,2006      March 31, 2005     March 31, 2006      March 31, 2005
                               -------------      --------------     --------------      --------------

Notes Payable                  $ (6,364,741)       $         --       $ (7,003,580)       $         --
Placement Warrants                  (19,894)                 --             82,618                  --
Consulting Warrants                  45,052                  --            276,548                  --
                               ------------        ------------       ------------        ------------
    Total gain (loss) on
    embedded derivative
    liabilites:                $ (6,339,583)       $         --       $ (6,644,414)                 --
                               ------------        ------------       ------------        ------------


10.   Restatement

      The Company has restated its quarterly financial statements from amounts previously reported March 31, 2006. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Notes Payable and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Notes Payable and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 9 was added to disclose the derivative instrument liabilities and provided information on subsequent changes.

      The Company is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the statement of operations for the quarter and six months ended March 31, 2006, was a increase in the net loss attributable to common shareholders of $6,339,583 and $6,644,414, respectively. Basic earnings (loss) attributable to common shareholders per share for the quarter and six months ended March 31, 2006 decreased $0.24 and $0.25 per share, respectively.

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


      Restatement, continued


In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                                                              For the three months ended March 31, 2006
                                                          As Reported        Adjustments         As Restated
                                                         ------------        ------------        ------------

SUMMARY BALANCE SHEET

     ASSETS

 Current assets:
                         Cash and cash equivalents       $     67,360        $        818        $     68,178
                               Accounts receivable              2,481              (1,099)              1,383
                                       Inventories             20,826                (223)             20,603
                                   Prepaid expense              2,146                (751)              1,395
                                                         ------------        ------------        ------------

                              Total current assets             92,813              (1,255)             91,559

                       Property and equipment, net             13,504              (1,558)             11,945
                                                         ------------        ------------        ------------
Total assets                                             $    106,317        $     (2,813)       $    103,504
                                                         ============        ============        ============

LIABILITIES AND
STOCKHOLDERS' DEFICIT
---------------------

                              Current liabilities:
                                  Accounts payable       $    224,301        $    127,516        $     96,785
                      Accounts payable-stockholder                 --                  --                  --
                               Accrued liabilities             21,027             (59,454)             80,481
                                      Note payable            199,803              10,960             188,843
                              Derivative liability                 --          (9,883,431)          9,883,431

                         Total current liabilities            445,131          (9,804,409)         10,249,540
                                                         ------------        ------------        ------------

                         Convertible notes payable            343,684             238,171             105,513

Total liabilities                                             788,815          (9,566,238)         10,355,053
                                                         ------------        ------------        ------------

                            Stockholders' deficit:
        Convertible preferred stock, Series 2000A,
    $0.001 par value; 1,500,000 shares authorized,
   1,763 shares issued and outstanding at March 31
                       2006 and September 30, 2005                  2                                       2
        Common stock, $.001 par value; 150,000,000
      shares authorized, 26,094,589 and 25,019,589
    shares issued and outstanding at March 31 2006
              and September 30, 2005, respectively             26,082                  13              26,095
                        Additional paid-in capital          4,617,460           2,309,677           2,307,783
                               Accumulated deficit         (5,326,041)         (7,259,388)        (12,585,429)
                                                         ------------        ------------        ------------

                       Total stockholders' deficit           (682,497)          9,869,078         (10,251,549)
                                                         ------------        ------------        ------------
         Total Liability and Stockholders' deficit            106,317              (2,813)            103,504
                                                         ------------        ------------        ------------

                            HEALTHRENU MEDICAL, INC.
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


       Derivatives, continued
       ----------------------

                                      For the three months ended March 31, 2006           For the six months ended March 31, 2006
                                   As Reported      Adjustments      As Restated      As Reported      Adjustments       As Restated
                                   -----------      -----------      -----------      -----------      -----------       -----------
    SUMMARY STATEMENT OF
          OPERATIONS

                         Sales           4,470                             4,470            9,834                             9,834
                 Cost of sales          (4,650)             921           (5,571)          (5,732)                           (6,654)
           Gross profit (loss)            (180)                           (1,101)           4,102                             3,180
    General and administrative
                      expenses         155,193          156,612          311,805          401,894                           567,071
          Loss from operations        (155,013)                         (312,906)        (405,997)                         (563,891)
Interest and financing expense         (62,420)         (17,659)         (44,761)        (124,088)        (231,147)         (95,947)
        Other income/(expense)                                                --
   Loss on embedded derivative
                     liability              --        6,339,583       (6,339,583)              --        2,314,290       (6,644,414)

                      Net loss        (217,433)                       (6,697,250)        (530,085)                       (7,304,252)
                                   ===========                       ===========      ===========                       ===========

       Weighted average shares
                   outstanding      25,514,709                        25,859,287       26,094,033                        25,859,287

Basic and diluted net loss per
                  common share           (0.01)                           (0.026)           (0.00)                            (0.28)

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

Since its inception, Health Renu-DE had been in the research and development stage, with a focus on improving its skin care and developing wound care products. During this period, Health Renu-DE had very little production or revenue.

We currently have six major products in our medical line, including:

      o     DERM-ALL GEL

      o     SKIN RENU PLUS

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

We have not yet commenced commercial distribution of our BetterSkin products. We intend to place our BetterSkin 8 ounce lotion and body soaps in low end retail markets, with the 13 ounce sizes in high end retail and drug stores. We expect to commence initial distribution of the BetterSkin line during our fourth fiscal quarter ending September 30, 2006.

We believe that our medical line products have a positive effect in caring for aging skin, including skin care problems that often affect the elderly. We believe that our products deliver nutrients deep within the skin's surface to provide nourishment and hydration of the skin, reduce the appearance of fine lines and wrinkles and relief from minor aches and pains in muscles and joints.

All of our products are made with a heavy concentration of omega-3, omega-6 and omega-9 essential fatty acids. These fatty acids in our medical line products are recognized by the body as natural substances and are readily absorbed by the body. The body uses these ingredients to benefit the body and does not fight them off as foreign. Essential fatty acids are currently being used in many cosmetic products and therapeutic vehicles.

We believe that our medical line products provide a very simple, rapidly working, effective and less expensive way to address skin problems, including those associated with aging. We believe these factors will incentify the home healthcare, long-term and assisted care industries to use our medical line products. Our belief in the effectiveness of these products is based upon responses in and positive feedback and reorders from customers and the personal experiences of our management.

We provide essential fatty acid ingredients to a third party manufacturing laboratory who provides all other raw materials needed and produces our skin care products. We then purchase the products from the manufacturer and distribute our products. The manufacturing laboratory owns our product formulas subject to our exclusive use and right to purchase the formulas at prices that we believe are reasonable.

Historically, most of our sales have been to nursing homes, hospices and clinics.

Our current marketing efforts include use of regional medical supply distribution companies, mailings and magazine advertising targeted to older consumers in limited U.S. markets, and internet sales. We also intend to pursue other business opportunities that compliment our products. We may also seek to enter into joint ventures or other alliances with strategic partners. This plan depends upon our receiving additional capital funding.

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

Inventories

Inventories consist solely of finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of March 31, 2006, we did not have a reserve for obsolescence.

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


COMPARISON OF OPERATING RESULTS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues increased to $4,470 for the three months ended March 31, 2006 from $3,744 for the three months ended March 31, 2005. The increase in revenues is due to increased sales volume related to increased marketing activity.

Cost of sales increased to $5,571 for the three months ended March 31, 2006 from $1,353 for the three months ended March 31, 2005. The increase in cost of sales is due to increased sales volume, as well as new product development.

Gross profit decreased to $(1,101) for the three months ended March 31, 2006 from $2,391 for the three months ended March 31, 2005. The decrease in gross profit is due to increased cost of sales.

General and administrative expenses increased to $311,805 for the three months ended March 31, 2006 to $44,482 for the three months ended March 31, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $6,339,583 during the quarter ended March 31, 2006 compared to no loss or gain during the quarter ended March 31, 2005, an increase of $6,339,583 The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain, warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately.

Interest and financing expense increased from $44,761 for three months ended March 31, 2006 to $7 for the three months ended March 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible notes.

We recorded a loss from operations of $312,096 for the three months ended March 31, 2006 compared to a loss from operations of $42,091 for the three months ended March 31, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

We reported a net loss of $6,697,250 for the three months ended March 31, 2006 compared to a net loss of $42,098 for the three months ended March 31, 2005. The increase in loss is due to the loss on embedded derivatives.

Basic and diluted net loss per common share was ($.026) for the three months ended March 31, 2006 compared to $.00 for the three months ended March 31, 2005.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Revenues increased to $9,834 for the six months ended March 31, 2006 from $7,497 for the six months ended March 31, 2005. The increase in revenues is due to increased sales volume related to increased marketing activity.

Cost of sales increased to $6,654 for the six months ended March 31, 2006 from $2,301 for the six months ended March 31, 2005. The increase in cost of sales is due to increased sales volume, as well as new product development.

Gross profit decreased to $3,180 for the six months ended March 31, 2006 from $5,196 for the six months ended March 31, 2005. The decrease in gross profit is due to increased cost of sales.

General and administrative expenses increased to $567,071 for the six months ended March 31, 2006 from $93,760 for the six months ended March 31, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $6,644,414 during the six months ended March 31, 2006 compared to no activity during the six months ended March 31, 2005, an increase of $6,644,414. The decrease is as a result of the addition of financial instruments during the 2006 fiscal year with derivative liabilities.

Interest and financing expense increased to $95,947 for six months ended March 31, 2006 from $18 for the six months ended March 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible notes.

We recorded a loss from operations of $563,891 for the six months ended March 31, 2006 compared to a loss from operations of $88,564 for the six months ended March 31, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $7,304,252 for the six months ended March 31, 2006 compared to a net loss of $88,582 for the six months ended March 31, 2005. The increase in loss is due to the loss on embedded derivatives.

Basic and diluted net loss per common share was ($0.28) for the six months ended March 31, 2006 compared to ($0.00) for the six months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the three and six months ended March 31, 2006 we have not generated positive cash flow from our own operations due to the preliminary nature of our operations and our ongoing investment in our expansion. Consequently, we have been dependent on external financing to fund our cash requirements.

As of March 31, 2006, our cash totaled $68,178 and total current assets were $91,559. Inventory at March 31, 2006 was $20,603.

As of March 31, 2006, our accounts payable totaled $96,785. Total current liabilities were $9,883,431 primarily attributable to derivative liabilities.

We operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing and production functions. We also contract with consultants to assist in numerous areas of our operations and development in order to minimize expenses. We intend to hire additional employees only as needed.

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

In May 2005, we entered into the SEDA with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this agreement, we may, at our discretion for up to two years, periodically issue and sell to Cornell Capital shares of common stock for a total purchase price of $10.0 million, subject to registration of such shares. If we request an advance under the SEDA, Cornell Capital will purchase shares of common stock for 97% of the lowest volume weighted average price on the OTC-BB or other principal market on which our common stock is traded as quoted by Bloomberg, L.P. for the five trading days immediately following the notice date. In addition, Cornell Capital will retain a cash fee of 5% from the proceeds received by us for each advance under the SEDA for a total effective discount to the market price of our common stock of 8%. Cornell Capital intends to sell any shares purchased shares under the SEDA is conditioned upon us registering the shares of common under the SEDA at the market price, the effectiveness of the sale of the registration of the stock under the Securities Act, and maintaining such registration. Upon the execution of the SEDA, we issued as compensation to Cornell Capital 1,465,065 shares of our common stock with a value of $161,157, including 293,013 shares held by its transferee, and a 12% interest bearing promissory note in the principal amount of $188,843 from us. We issued to Monitor Capital, Inc., as a placement fee pursuant to the placement agent agreement between us and Monitor, 90,909 shares with an aggregate value of $10,000 in connection with the SEDA.

We issued convertible debt securities in the aggregate amount of $103,000 to members of our Board of Directors and a consultant to us in May and June 2005. The debt was convertible into shares of our common stock at the option of the holders at the rate of $0.03 per share. The loans accrued interest at the rate of 8% per annum. The convertible debt has been converted or repaid in full. The convertible debt and related accrued interest was converted on August 31, 2006 into 2,560,807 shares of common stock and repaid by approximately $32,000 in cash, including accrued interest.

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

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2006, we had an accumulated deficit of approximately $12.5 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately $12.5 million from inception in 1997 to March 31, 2006, including approximately $7.3 million of net loss during the six months ended March 31, 2006. We expect to incur substantial additional operating losses in the future. During the six months ended March 31, 2006, we only generated revenues from product sales in the amounts of approximately 9,834. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

      o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately $1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to implement our business plan. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our convertible debt securities of $600,000 closed in February, 2006. Such private placement financing may not be sufficient to meet our needs until the standby equity distribution agreement is available for us to draw on. Our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed, in part because the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

      o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006, except for note 14 which is dated March 31, 2006, our former auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the six months ended March 31, 2006, we had an accumulated deficit of approximately $12.5 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. We have recently entered into a standby equity distribution agreement. The additional capital necessary to meet our working capital needs or to sustain or expand our operations may not be available, on favorable terms, in sufficient amounts or at all under the standby equity distribution agreement or otherwise. Continuing our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

      o We have a working capital loss, which means that our current assets on March 31, 2006 were not sufficient to satisfy our current liabilities.

We had a working capital deficit of $10,157,981 at March 31, 2006, which means that our current liabilities exceeded our current assets on March 31, 2006. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

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

On September 26, 2003, we entered into an exchange agreement with Health Renu-DE, a Delaware corporation, and the former Health Renu-DE stockholders whereby our control shifted to the former Health Renu-DE stockholders. We were then a non-operating, publicly-traded corporation. The exchange agreement represented a recapitalization of Health Renu-DE with accounting treatment similar to that used in a reverse acquisition. Health Renu-DE emerged as the surviving financial reporting entity but we remained as the legal reporting entity. We then changed our business focus to skin care products and wound care development and our name to HealthRenu Medical, Inc.

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

The risks and uncertainties involved in this strategy include that we are subject to the shell corporation's then existing liabilities, including any undisclosed liabilities of the shell corporation arising out of the shell corporation's prior business operations, financial activities or equity dealings. There is a risk of litigation by third parties or governmental investigations or proceedings. For example, we have been sued by a stockholder based upon alleged equity dealings between the stockholder and management of the shell corporation. There is also a risk of sales of undisclosed stock into the public market by stockholders of the shell corporation as we improve our business and financial condition and stock price, which would result in dilution to our stockholders and could negatively impact our stock price. In addition, within certain segments of the financial and legal communities there may be a negative perception of corporations that have achieved public-trading status by means of a public shell merger. This negative perception could adversely affect us in the future including in our efforts to raise capital in certain markets.

RISKS RELATED TO OUR OPERATIONS

      o If we are unable to successfully compete in the skin care industry on the basis of our products' prices, effectiveness, and other factors, our business and financial condition will be significantly negatively impacted.

The personal skin care industry is extremely competitive and consists of major domestic and international medical, pharmaceutical, cosmetic consumer products and other companies, most of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing and selling medical as well as consumer skin care products. We compete based upon our product quality and price. Our competitors may introduce more effective or less expensive products or products with greater market recognition or acceptance which could compete with our products and have a significant negative impact on our business and financial condition.

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

Our production laboratory is responsible for supplying our formulas' ingredients other than the essential fatty acids which we supply for quality control purposes. We currently have on hand sufficient essential fatty acid supplies to meet our short terms needs and we have developed sources for their supply for the long-term future. If, however, any of these ingredients are not available to us on favorable pricing terms or at all when they are needed, we may experience production delays and interruption of sales.

      o We do not own our products' formulas and if the owner of the formulas does not honor its contractual commitment to sell the formulas to us if and when requested by us, we could lose use of our proprietary products.

We do not own our product formulas. Our production laboratory owns our product formulas subject to an agreement of indefinite term which provides for our exclusive use and right to purchase them. It is possible that the production laboratory may not honor its contractual commitments and may disclose our proprietary formulas to a third party or refuse to sell the formulas to us in the event the laboratory ceases to produce products for us, either of which would materially and adversely affect our business.

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

Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

            -     the effectiveness of our products.

            -     our ability to keep production costs low.

            -     our ability to successfully market our products.

            We must create an advertising campaign to create product recognition and demand for our products.

            -     timely introductions of new products.

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

      o If we do not comply with regulations imposed on us by the U.S. Food and Drug Administration, we may be unable to sell one or more of our products or otherwise face liability.

Our products are considered either over-the-counter or cosmetic and are in compliance with the U.S. Food and Drug Administration's (FDA's) requirements for sales directly to consumers and medical related companies. Any product claims we make on our product packaging or sales literature must comply with FDA requirements. The FDA recently required us to change our package labeling and sales literature, and refrain from making certain claims about our product uses. We complied and now believe that we are in material compliance with the FDA's requirements. It is possible that these requirements will change such that we no longer so comply, that our products are no longer considered over-the-counter or cosmetic products, that our products do not maintain their Food and Drug Administration registrations or such that we may not be able to obtain over-the-counter or cosmetic classifications for any future products that we may develop.

      o We may consider including in our business plan forming ventures or alliances with certain users of our products which may divert the time and attention of our management and ultimately prove to be not feasible or unsuccessful.

We may consider forming joint ventures, strategic alliances or possibly acquisitions of complementary businesses, such as existing and potential users of our products including assisted living or long-term assisted care facilities or wound care clinics. Management believes that such business strategy may create additional distribution outlets for our products thus increasing our product sales and revenues with minimal advertising and marketing costs. We may ultimately decide not to pursue this strategy or if we choose to pursue it, find that this strategy is not feasible, be unable to identify or structure agreements with complementary businesses or be unsuccessful in any ventures or alliances we form or acquisitions we make.

If we devote significant human or financial resources to this strategy and ultimately abandon it or are not successful at it, such would materially adversely affect our financial condition and business operations.

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

            >>    whose prices are not quoted on the NASDAQ Stock Market; or

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

Conversion of a material amount of the 8% convertible notes included in our 2005 and 2006 private placements of units could materially affect a stockholder's investment in us. As of March 31, 2006, $548,000 of notes issued in our 2005 private placement and $600,000 of notes issued in our 2006 private placement were issued and outstanding. The notes are convertible into a number of shares of common stock determined by dividing the principal amount of the notes converted by the respective conversion prices in effect.

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

Our management, including our Chief Executive Officer, has determined that our disclosure controls and procedures were not effective as of March 31, 2006. We are attempting to remediate the material weakness in internal control over financial reporting and the ineffectiveness of our disclosure controls and procedure by conducting a review of our accounting treatment of our financing transactions and correcting our method of accounting for such transactions. Additionally, we have engaged outside expertise to enable us to properly apply complex accounting principles to our financial statements.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the second fiscal quarter, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to our second fiscal quarter, we have adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of the Company'sour management, including our President and Chief Executive Officer, we have evaluated the effectiveness of design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer (Principal Financial and Accounting Officer) has identified weaknesses in the accounting for convertible instruments and disclosure of embedded derivatives.

Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We will restate our financial statements for the year ended September 30, 2005 and for the interim period ending December 31, 2005, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. Since March 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities 2) engaging the consulting services of an outside accountant to review our financial statements each month and; 3)improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

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


                                             HEALTHRENU MEDICAL, INC.

DATED:  July 11, 2006                    By: /s/ Robert W. Prokos
                                             ------------------------
                                             Robert W. Prokos
                                             Chief Executive Officer and
                                             President (Principal Executive,
                                             Financial and Accounting Officer)