Form 10QSB
period 2006-06-30
HEALTHRENU MEDICAL INC
filed 2006-10-03
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________


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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No [X]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2006 the issuer had 28,097,657 shares of common stock, $.001 par value per share, outstanding.


          Transitional Small Business Disclosure Format: Yes |_| No [X]

HEALTHRENU MEDICAL, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                      INDEX

                                                                          PAGE
                                                                         -------
                          PART 1--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Unaudited Balance Sheets as of June 30,                               3
           2006 and September 30, 2005

         Unaudited Statements of Operations for the                            4
           three and nine months ended June 30, 2006 and 2005

         Unaudited Statements of Cash Flows for the                            5
           nine months ended June 30, 2006 and 2005

         Notes to Unaudited Financial Statements                            6-13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS        14-33

ITEM 3.  CONTROLS AND PROCEDURES                                              34

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                    35

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS                 35

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                      35

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  35

ITEM 5.  OTHER INFORMATION                                                    35

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  35-41

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   HEALTHRENU MEDICAL, INC.
                                        BALANCE SHEETS
                                          (UNAUDITED)

                                                                    JUNE 30,      SEPTEMBER 30,
                                                                      2006            2005
     ASSETS                                                                        (RESTATED)
                                                                  --------------  ------------
Current assets:
  Cash and cash equivalents                                       $         69    $    163,095
  Accounts receivable                                                      637             716
  Inventories                                                           20,111          18,188
  Prepaid expense                                                         --             2,146
                                                                  ------------    ------------
    Total current assets                                                20,817         184,145

Property and equipment, net                                             10,908           9,592
                                                                  ------------    ------------
Deferred loan costs, net                                               200,888         136,307
                                                                  ------------    ------------
 Total assets                                                     $    232,613    $    330,044
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $    120,660    $    117,863
  Accounts payable-stockholder                                            --             2,329
  Accrued interest                                                      77,604          13,591
  Accrued liabilities                                                   29,694          19,270
  Note payable                                                         188,843         188,843
  Derivative liability                                              10,177,505       2,639,017
                                                                  ------------    ------------
    Total current liabilities                                       10,594,307       2,980,913
                                                                  ------------    ------------
Convertible notes payable,  net of discount of $988,769
  and $490,039 at June 30, 2006 and September 30, 2005
  respectively                                                         159,231          57,961
                                                                  ------------    ------------
Total liabilities                                                   10,753,538       3,038,874

Stockholders' deficit:
  Convertible preferred stock, Series 2000A, $0.001 par value;
    1,500,000 shares authorized, 1,763 shares issued and
    outstanding at June 30, 2006 and September 30, 2005                      2               2
  Common stock, $.001 par value;  150,000,000 shares authorized,
    26,094,589 and 25,619,589 shares issued and outstanding at
    June 30, 2006 and September 30, 2005, respectively                  26,095          25,620
  Additional paid-in capital                                         4,208,273       4,205,872

  Accumulated deficit                                              (14,755,295)     (6,940,324)
                                                                  ------------    ------------
      Total stockholders' deficit                                  (10,520,925)     (2,708,830)
                                                                  ------------    ------------
        Total liabilities and stockholders' deficit               $    232,613    $    330,044
                                                                  ============    ============

                        See accompanying notes to financial statements.

                                         HEALTHRENU MEDICAL, INC.
                                         STATEMENTS OF OPERATIONS
                        FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                                (Unaudited)


                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                         JUNE 30,                       JUNE 30,
                                              ----------------------------    ----------------------------
                                                  2006            2005            2006            2005
                                              ------------    ------------    ------------    ------------
SALES                                         $      2,753    $      3,044    $     12,587    $     10,541

COST OF SALES                                          949           1,106           7,603           3,407
                                              ------------    ------------    ------------    ------------
    GROSS PROFIT (LOSS)                              1,804           1,938           4,984           7,134

GENERAL AND ADMINISTRATIVE EXPENSES                108,577          91,727         675,647         185,487
                                              ------------    ------------    ------------    ------------
    LOSS FROM OPERATIONS                          (106,773)        (89,789)       (670,663)       (178,353)

INTEREST AND FINANCING EXPENSE                     (97,065)        (60,208)       (205,820)        (60,226)
                                              ------------    ------------    ------------    ------------
LOSS ON EMBEDDED DERIVATIVE LIABILITY             (294,074)             --      (6,938,488)             --
    NET LOSS                                  $   (497,912)   $   (149,997)   $ (7,814,971)   $   (238,579)
                                              ============    ============    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING             26,094,589      30,142,197      25,937,721      27,622,562
                                              ============    ============    ============    ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE   $      (0.02)   $      (0.01)   $      (0.30)   $      (0.01)
                                              ============    ============    ============    ============

                             See accompanying notes to financial statements.

                                 HEALTHRENU MEDICAL, INC.
                                 STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                       (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                   2006           2005
                                                               -----------    -----------
Cash flows from operating activities:
  Net loss                                                     $(7,814,971)   $  (238,579)
  Adjustments to reconcile net loss to net cash used in
operating activities:
    Depreciation                                                     2,828          1,133
    Common stock issued as settlement                                   --          3,250
    Accretion of debt discount                                     101,270
    Effect on beneficial conversion feature                         60,000
    Amortization of deferred financing costs                        40,454
    Common stock issued for services                                 2,876             --
    Deferred financing costs                                      (105,036)            --
    Embedded derivative liability                                6,938,488             --
    Net changes in:
      Accounts receivable                                               79           (314)
      Prepaids and Other current assets                              2,146        (20,516)
      Inventories                                                   (1,923)        (1,398)

      Accounts payable & Accrued liabilities                        77,235          8,949
                                                               -----------    -----------
        Net cash used in operating activities                     (756,554)      (187,475)
                                                               -----------    -----------
Cash flows from investing activities:
  Purchase of fixed assets                                          (4,143)          (506)
                                                               -----------    -----------
Cash flows from financing activities:
  Common stock issued for cash                                          --        109,449
  Payments to stockholder                                           (2,329)
  Issuance of convertible promissory notes                         600,000         90,000
                                                               -----------    -----------
        Net cash used by financing activities                      597,671        199,449
                                                               -----------    -----------

(Decrease)/Increase in cash                                       (163,026)        11,468
Cash and cash equivalents, beginning of year                       163,095          7,560
                                                               -----------    -----------
Cash and cash equivalents, end of year                                  69         19,028
                                                               ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                --            226
                                                               ===========    ===========
  Cash paid for income taxes                                            --             --
                                                               ===========    ===========
  Non-cash investing and financing activities:
    Debt discount                                                  600,000             --
                                                               ===========    ===========
    Issuance of common stock and notes payable for financing
costs                                                                   --        360,000
                                                               ===========    ===========
    Issuance of common stock as payment of liability                    --         52,512
                                                               ===========    ===========

                     See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

3.    SIGNIFICANT ACCOUNTING POLICIES

      RESTATEMENTS

      Restatements of previously  reported 2005 financial results were made. See
      Note 8.

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

      INVENTORIES

      Inventories consist solely of finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of June 30, 2006, the Company did not have a reserve for obsolescence.

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

      STOCK-BASED COMPENSATION

      Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. The Company adopted SFAS 123R on January 1, 2006. The adoption of this standard had no effect on the financial statements of the Company.

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

      DERIVATIVE FINANCIAL INSTRUMENTS

      The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments.

      The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

      RECLASSIFICATIONS

      Certain items in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on stockholders' equity (deficit) or net loss.


4.    GOING CONCERN

      HealthRenu's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. HealthRenu has incurred net losses of $7,814,971 for the nine months ended June 30, 2006 and cumulative net losses of $14,755,295 since its inception and has a working capital deficit of $10,573,490. These conditions raise substantial doubt about HealthRenu's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

      HealthRenu is working to secure additional financing to fund its operating activities and to meet its obligations and working capital requirements over the next twelve months.

5.    CONVERTIBLE NOTES PAYABLE

      In February 2006, HealthRenu issued convertible promissory notes for $600,000 and received proceeds of $494,964, after $105,036 offering costs. The notes are for a term of five years and bear interest at 8% per annum, which is payable annually in shares of HealthRenu's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 80% of the average of the trading prices of the common stock for the ten days ending one day prior to HealthRenu's receipt of the conversion notice. The note holders were also granted eight warrants to purchase HealthRenu's common stock to become exercisable for each share of common stock to be issued upon conversion of the notes with two warrants to purchase one share of common stock at an exercise price of 100% of the conversion price of the notes then in effect, three warrants to purchase one share of common stock at an exercise price of 125% of the conversion price of the notes then in effect and three warrants to purchase one share of common stock at an exercise price of 150% of the conversion price of the notes then in effect. The warrants will expire on March 31, 2011.

      Since the number of warrants to become exercisable in connection with both convertible note issuances are indeterminable, they have been classified as a derivative instrument based on the guidance of SFAS 133 and EITF 00-19 (see Note 4 below for further discussion).

6.    COMMON STOCK

      In May 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

7.    DERIVATIVES

      HealthRenu evaluated the application of SFAS 133 and EITF 00-19 for all of
      its  financial   instruments   and  identified  the  following   financial
      instruments as derivatives:

      1.    Convertible notes payable

      2. Warrants to purchase common stock associated with the Notes Payable ("Note Warrants")

      3.    Warrants  to  purchase   common  stock  issued  to  placement  agent
            ("Placement Warrants")

      4. Warrants to purchase common stock issued to consultants ("Consulting Warrants")

      Based on the guidance in SFAS 133 and EITF 00-19, HealthRenu concluded that these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require HealthRenu to bifurcate and separately account for the conversion features of the Notes Payable and warrants issued as embedded derivatives.

      Pursuant to SFAS 133, HealthRenu bifurcated the conversion feature from the Notes Payable because the conversion price is not fixed and the Notes Payable are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

      Furthermore, HealthRenu concluded that the exercise price and the number of shares to be issued under the Placement Warrants and the Consulting Warrants are fixed. However, since the Notes Payable were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that HealthRenu has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. HealthRenu is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The derivative liabilities were not previously classified as such in HealthRenu's historical financial statements. In order to reflect these changes, HealthRenu must restate its financial statements for the year ended September 30, 2005 and the three months ended December 31, 2005.

      The impact of the application of SFAS 133 and EITF 00-19 on the balance sheet as of June 30, 2006 is as follows:

                                                Embedded derivative
                                                  Liability balance
                                                   June 30, 2006
                                                 ------------------
       Notes Payable                                  9,276,789
       Placement Warrants                               707,642
       Consulting Warrants                              193,074
                                                    -----------
                                Total:               10,177,505

      The impact on statements of operations as of the three and nine months ended June 30, 2006 is as follows:

Gain (loss) on embedded
derivative liabilities:              three months ended              nine months ended
-----------------------         ----------------------------    -----------------------------
                                June 30, 2006  June 30, 2005    June 30, 2006   June 30, 2005
                                -------------  -------------    -------------   -------------
Notes Payable                   $    (348,474) $          --    $  (6,734,164)  $          --
Placement Warrants                    (41,465)            --         (493,807)             --
Consulting Warrants                    12,935             --          289,483              --
                                -------------  -------------    -------------   -------------
    Total gain (loss) on
    embedded derivative
    liabilities:                $    (294,074) $          --    $  (6,938,488)  $_         --
                                -------------  -------------    -------------   -------------

8.    RESTATEMENT

      HealthRenu has restated its financial statements from amounts previously reported September 30, 2005. HealthRenu has determined that certain financial instruments contain features that require HealthRenu to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Notes Payable and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Notes Payable and warrants related to the debt have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 7 was added to disclose the derivative instrument liabilities and provided information on subsequent changes.

      HealthRenu is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the statement of operations for the quarter and nine months ended June 30, 2006, was an increase in the net loss attributable to common shareholders by $294,074 and $6,938,488 to $497,912 and $7,814,971 respectively. Basic earnings (loss) attributable to common shareholders per share for the quarter and nine months ended June 30, 2006 decreased to $0.02 and $0.30 per share, respectively.

      In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                                                      September 30, 2005
                                         -------------------------------------------
                                          As Reported     Adjustments    As Restated
                                         ------------    ------------    -----------
     ASSETS
Current assets:                               184,145              --        184,145
Property and equipment, net                     9,592              --          9,592
Deferred loan costs                                --         137,200        137,200
Accumulated Amortization                           --            (893)          (893)
                                         ------------                    -----------
   Total assets                          $    193,797                    $   330,044
                                         ============                    ===========

Current liabilities:
  Accounts payable                       $    117,863    $         --    $   117,863
  Accounts payable-stockholder                  2,329              --          2,329
  Accrued liabilities                          19,270              --         19,270
  Accrued Interest                              8,133           5,458         13,591
  Note payable                                188,843              --        188,843
  Derivative liability                             --      (2,639,017)     2,639,017
                                         ------------                    -----------
 Total current liabilities                    336,438                      2,980,913
  Convertible notes payable                    10,960         537,040        548,000
  Debt Discount                                    --        (490,039)      (490,039)
                                         ------------                    -----------
Total liabilities                             347,398                      3,038,874
                                         ------------                    -----------

Stockholders' Deficit:
Convertible preferred stock, Series 2000A,
$0.001 par value; 1,500,000 shares
authorized, 1,763 shares issued and
outstanding at September 30, 2005                   2                              2
Common stock, $.001 par value; 150,000,000
shares authorized, 25,619,589 shares
issued and outstanding at
September 30, 2005,                            25,620                         25,620
Additional paid-in capital                  4,616,672        (410,800)     4,205,872
Accumulated deficit                        (4,795,955)     (2,144,369)    (6,940,324)
                                         ------------                    -----------
      Total stockholders' deficit            (153,661)                    (2,708,830)
                                         ------------                    -----------
Total Liability and Stockholders' Deficit     193,737                        330,044
                                         ============                    ===========


9.    SUBSEQUENT EVENTS

      As of September 15, 2006, an aggregate of $35,000 in principal amount of 2005 Notes has been converted, together with accrued interest, into an aggregate of 631,134 shares. Warrants to purchase an aggregate of 588,237 shares at an exercise price of $0.0744 per share and warrants to purchase an aggregate of 588,237 shares at an exercise price of $0.0893 per share also became exercisable in connection with the 2005 Note conversions.

      As of September 15, 2006, an aggregate of $73,900 in principal amount of 2006 Notes has been converted, together with accrued interest, into an aggregate of 1,371,934 shares. Warrants to purchase an aggregate of 2,639,288 shares at an exercise price of $0.056 per share, warrants to purchase an aggregate of 3,958,932 shares at an exercise price of $0.07 per share and warrants to purchase an aggregate of 3,958,932 shares at an exercise price of $0.0840 per share also became exercisable in connection with the 2006 Note conversions.

      0n August 18, 2006, HealthRenu borrowed $60,000 in a privately placed bridge loan financing. The bridge loan investor, a beneficial owner of HealthRenu securities, received a promissory note in the principal amount of $60,000 and warrants to purchase 400,000 shares of HealthRenu common stock at an exercise price of $0.05 per share. The note is secured by the grant of a security interest in advance notices that may be issued from time to time by HealthRenu under the SEDA, entitled to receive a 15% annual interest payment and matures on October 17, 2006. The warrants are exercisable for shares of HealthRenu common stock at any time until August 18, 2011 and are subject to adjustment for anti-dilution purposes.

      The warrants were classified as a derivative instrument. The fair value of $99,910 was recorded as a liability on the date of issuance. HealthRenu used the Black-Scholes model to value the warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis" and elsewhere in this report. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

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

Health Renu-DE had been in the research and development stage, with a focus on improving its skin care and developing wound care products. Health Renu-DE had very little production or revenue.

We currently have six products in our HealthRenu medical line, including:

o     DERM-ALL GEL

o     SKIN RENU PLUS

o     SKIN RENU LOTION

o     SKIN RENU SKIN THERAPY

o     RENU CARE WASH NON-RINSE CLEANSER

o     DEEP RELIEF PAIN RELIEVER

We believe that our medical line products have a positive effect in caring for aging skin, including skin care problems that often affect the elderly. We believe that our products deliver nutrients deep within the skin's surface to provide nourishment and hydration of the skin, reduce the appearance of fine lines and wrinkles and provide relief from minor aches and pains in muscles and joints.

We believe that our medical line products provide a very simple, rapidly working, effective and less expensive way to address skin problems, including those associated with aging. We believe these factors will incentize the home healthcare, long-term and assisted care industries to use our medical line products. Our belief in the effectiveness of these products is based upon responses in and positive feedback and reorders from customers and the personal experiences of our management.

All of our medical line products are made with a heavy concentration of omega-3, omega-6 and omega-9 essential fatty acids. These fatty acids in our medical line products are recognized by the body as natural substances and are readily absorbed by the body. The body uses these ingredients to benefit the body and does not fight them off as foreign. Essential fatty acids are currently being used in many cosmetic products and therapeutic vehicles.

Our BetterSkin consumer line consists of scented body lotions and body washes that are designed for every day use by consumers. Our BetterSkin products come in the most popular selling scents in the U.S. - vanilla bean, strawberry, juicy mango, cucumber melon, grapefruit, rose, peach, and pomegranate - and contain seven essential oils and vitamins. We currently sell the vanilla bean, strawberry, juicy mango, and cucumber melon BetterSkin lotions on our website. Our manufacturing laboratory has completed the research and development for the following BetterSkin body lotion and body wash scents: grapefruit, rose, peach, and pomegranate. Unlike a majority of the consumer scented lines on the market today which can damage fat cells of the skin, we believe that our BetterSkin products offer a higher quality, healthier and less expensive lotion.

We provide essential fatty acid ingredients to a third party manufacturing laboratory that provides all other raw materials needed and produces our skin care products. We then purchase the products from the manufacturer and distribute our products. The manufacturing laboratory owns our product formulas subject to our exclusive use and right to purchase the formulas at prices that we believe are reasonable.

Many of our medical line and consumer line products are offered for sale on our website. Historically, most of our sales have been from our medical line to nursing homes, hospices and clinics. We have not yet commenced commercial retail distribution of our BetterSkin products. We intend to place our BetterSkin 8 ounce lotion and body washes in low end retail markets, with the 13 ounce sizes in high end retail and drug stores. Our initial plans for sale of our BetterSkin line include sales through large dollar stores. We expect to commence retail distribution of the BetterSkin line during our first quarter of fiscal 2007 ending December 31, 2006.

Our  current   marketing   efforts  include  use  of  regional   medical  supply
distribution companies and mailings and magazine advertising targeted to older consumers in limited U.S. markets.

We also intend to pursue other products and business opportunities that compliment our products. We may also seek to enter into joint ventures or other alliances with strategic partners such as assisted living and long term care facilities. This plan depends upon our receiving additional capital funding.

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

Inventories

Inventories consist solely of finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of June 30, 2006, we did not have a reserve for obsolescence.

Stock-Based Compensation

Stock-based compensation is accounted for in accordance Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment, as interpreted by SEC Staff Accounting Bulletin No. 107. We adopted SFAS 123R on January 1, 2006. The adoption of this standard had no effect on our financial statements.

Prior to January 1, 2006, we accounted for stock options according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and therefore no related compensation expense was recorded for awards granted with no intrinsic value.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at it fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes model to value the derivative instruments.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

COMPARISON OF OPERATING RESULTS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenues decreased to $2,753 for the three months ended June 30, 2006 from $3,044 for the three months ended June 30, 2005. The decrease in revenues is due to decreased sales volume related to changes in packaging labeling and advertising for FDA compliance purposes.

Cost of sales decreased to $949 for the three months ended June 30, 2006 from $1,106 for the three months ended June 30, 2005. The decrease in cost of sales is due to decreased sales volume.

Gross profit decreased to $1,804 for the three months ended June 30, 2006 from $1,938 for the three months ended June 30, 2005. The decrease in gross profit is due to decreased sales volume.

General and administrative expenses increased to $108,577 for the three months ended June 30, 2006 to $91,727 for the three months ended June 30, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $(294,074) during the three months ended June 30, 2006 compared to no activity during the three months ended June 30, 2005. The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrants and debt instruments were issued during the August and September of our 2005 fiscal year and February of our 2006 fiscal year.

Interest and financing expense increased to $(97,065) for three months ended June 30, 2006 from $(60,208) for the three months ended June 30, 2005. The increase is attributable to the additional interest related to our outstanding note payable and convertible notes.

We recorded a loss from operations of $(106,773) for the three months ended June 30, 2006 compared to a loss from operations of $(89,789) for the three months ended June 30, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $(497,912) for the three months ended June 30, 2006 compared to a net loss of $(149,997) for the three months ended June 30, 2005. The increase in loss is due to the loss on embedded derivative liabilities.

Basic and diluted net loss per common share was ($.02) for the three months ended June 30, 2006 compared to $(0.01) for the three months ended June 30, 2005.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Revenues increased to $12,587 for the nine months ended June 30, 2006 from $10,541 for the nine months ended June 30, 2005. The increase in revenues is due to increased purchases from new vendors.

Cost of sales increased to $7,603 for the nine months ended June 30, 2006 from $3,407 for the nine months ended June 30, 2005. The increase in cost of sales is due to the costs of purchasing new product labels and shipping supplies.

Gross profit decreased to $4,984 for the nine months ended June 30, 2006 from $7,134 for the nine months ended June 30, 2005. The decrease in gross profit is due to increased cost of sales.

General and administrative expenses increased to $675,647 for the nine months ended June 30, 2006 from $185,487 for the nine months ended June 30, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $(6,938,488) during the nine months ended June 30, 2006 compared to no activity during the nine months ended June 30, 2005. The increase is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrant and debt instruments were issued during August and September of our 2005 fiscal year and February of our 2006 fiscal year.

Interest and financing expense increased to $(205,820) for nine months ended June 30, 2006 from $(60,226) for the nine months ended June 30, 2005. The increase is attributable to the additional interest related to our outstanding note payable and convertible notes.

We recorded a loss from operations of $(670,663) for the nine months ended June 30, 2006 compared to a loss from operations of $(178,353) for the nine months ended June 30, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $(7,814,971) for the nine months ended June 30, 2006 compared to a net loss of $(238,579) for the nine months ended June 30, 2005. The increase in loss is due to the loss on embedded derivative liabilities.

Basic and diluted net loss per common share was ($0.30) for the nine months ended June 30, 2006 compared to ($0.01) for the nine months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the three and nine months ended June 30, 2006 we have not generated positive cash flow from our own operations due to the preliminary nature of our operations and our ongoing investment in our expansion. Consequently, we have been dependent on external financing to fund our cash requirements.

As of June 30, 2006, our cash totaled $69 and total current assets were $20,817. Inventory at June 30, 2006 was $20,111.

As of June 30, 2006, our accounts payable totaled $120,661. Total current liabilities were $10,594,307 primarily attributable to derivative liabilities.

We operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing and production functions. We also contract with consultants to assist in numerous areas of our operations and development in order to minimize expenses. We intend to hire additional employees only as needed.

Our immediate financing needs are currently expected to be provided from the bridge loan of $60,000 closed in August 2006 as described below. Such financing was required in order to pay professional fees associated with our securities and corporate compliance requirements, for registration of our shares to be issued in connection with the standby equity distribution agreement ("SEDA") described below and to fund our working capital needs until the SEDA is available for us to draw upon. Such bridge loan financing may not be sufficient to meet our needs until the SEDA is available for us to draw on.

Our near term financing needs are currently expected to be provided in large part from the SEDA described below. Financing under the SEDA may not be available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw down upon the SEDA, including registration of the shares to be issued thereunder. Furthermore, the amount of financing available will fluctuate with the price of our common stock. As the price declines, the number of shares we must issue in order to receive such financing will increase.

If we are unable to obtain financing on a timely basis, upon terms that we deem sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to maintain our current operations or pursue our marketing strategy. Without capital funding, we cannot continue to operate in 2006 and cannot expand or meet our business objectives. Failure by us to obtain adequate financing may require us to delay, curtail or scale back some or all of our operations, sales, marketing efforts and research and development programs. If we do not receive external financing, our revenue stream cannot expand, would likely decrease and significant opportunities would be lost which would be a limiting factor on our growth.

In May 2005, we entered into the SEDA with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this agreement, we may, at our discretion for up to two years, periodically issue and sell to Cornell Capital shares of common stock for a total purchase price of $10.0 million, subject to registration of such shares. If we request an advance under the SEDA, Cornell Capital will purchase shares of common stock for 97% of the lowest volume weighted average price on the principal market on which our common stock is traded as quoted by Bloomberg, L.P. for the five trading days immediately following the notice date. In addition, Cornell Capital will retain a cash fee of 5% from the proceeds received by us for each advance under the SEDA for a total effective discount to the market price of our common stock of 8%. Cornell Capital intends to sell any shares purchased shares under the SEDA at the market price. The sale of shares under the SEDA is conditioned upon us registering the shares of common under the Securities Act, and maintaining such registration. Upon the execution of the SEDA, we issued as compensation to Cornell Capital 1,465,065 shares of our common stock with a value of $161,157, including 293,013 shares held by its transferee, and a 12% interest bearing promissory note in the principal amount of $188,843. We issued to Monitor Capital, Inc., as a placement fee pursuant to the placement agent agreement between us and Monitor, 90,909 shares with an aggregate value of $10,000 in connection with the SEDA.

We issued convertible debt securities in the aggregate amount of $103,000 to members of our Board of Directors and a consultant to us in May and June 2005. The debt was convertible into shares of our common stock at the option of the holders at the rate of $0.03 per share. The loans accrued interest at the rate of 8% per annum. The convertible debt has been converted or repaid in full. The convertible debt and related accrued interest was converted on August 31, 2005 into 2,560,807 shares of common stock and repaid by approximately $32,000 in cash, including accrued interest.

In August and September 2005, we closed on $548,000 of equity units (the "2005 Units") in a private placement. Each Unit consists of a unsecured convertible promissory note in the principal amount of $1,000 (the "2005 Notes") and two warrants for each share of common stock to be issued upon conversion of the 2005 Notes, with each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2005 Notes are convertible at the election of the holder thereof, at any time for a period of three years from their date of issuance at a price equal to 85% of the average closing price of our common stock for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2005 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 125% and 150%, respectively, of the conversion price of the 2005 Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2005 Notes and ending on October 31, 2009 and are subject to adjustment for anti-dilution purposes.

As of September 15, 2006, an aggregate of $35,000 in principal amount of 2005 Notes has been converted, together with accrued interest, into an aggregate of 631,134 shares. Warrants to purchase an aggregate of 588,237 shares at an exercise price of $0.0744 per share and warrants to purchase an aggregate of 588,237 shares at an exercise price of $0.0893 per share also became exercisable in connection with the 2005 Note conversions.

In February 2006, we closed on $600,000 of equity units (the "2006 Units") in a private placement. Each Unit consists of a secured convertible promissory note in the principal amount of $1,000 (the "2006 Notes") and eight warrants for each share of common stock to be issued upon conversion of the 2006 Notes, with each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2006 Notes are convertible at the election of the holder thereof, at any time for a period of five years from their date of issuance at a price equal to 80% of the average closing price of our common stock for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2006 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 100% for two warrants, 125% for three warrants and 150% for three warrants, respectively, of the conversion price of the 2006 Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2006 Notes and ending on March 31, 2011 and are subject to adjustment for anti-dilution purposes.

As of September 15, 2006, an aggregate of $73,900 in principal amount of 2006 Notes has been converted, together with accrued interest, into an aggregate of 1,371,934 shares. Warrants to purchase an aggregate of 2,639,288 shares at an exercise price of $0.056 per share, warrants to purchase an aggregate of 3,958,932 shares at an exercise price of $0.07 per share and warrants to purchase an aggregate of 3,958,932 shares at an exercise price of $0.0840 per share also became exercisable in connection with the 2006 Note conversions.

0n August 18, 2006, we closed on a privately placed bridge loan financing in the amount of $60,000. The bridge loan investor, a beneficial owner of our securities, received a promissory note in the principal amount of $60,000 and warrants to purchase 400,000 shares of our common stock at an exercise price of $0.05 per share. The note is secured by the grant of a security interest in advance notices that may be issued from time to time by us under the SEDA, entitled to receive a 15% annual interest payment and matures on October 17, 2006. The warrants are exercisable for shares of our common stock at any time until August 18, 2011 and are subject to adjustment for anti-dilution purposes.

The warrants were classified as derivative instruments. The fair value of $99,910 was recorded as a liability on the date of issuance. The Black-Scholes model was used to value the warrants.

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses for the foreseeable future. As of June 30, 2006, we had an accumulated deficit of approximately $14.5 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately $14.5 million from inception in 1997 to June 30, 2006, including approximately $7.8 million of net loss during the nine months ended June 30, 2006. We expect to incur substantial additional operating losses for the foreseeable future. During the nine months ended June 30, 2006, we only generated revenues from product sales in the amount of approximately $12,587. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately
$1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to implement our business plan. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a privately placed bridge loan of $60,000 closed in August 2006. Such bridge loan financing may not be sufficient to meet our needs until the standby equity distribution agreement is available for us to draw on. Our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw upon the standby equity distribution agreement, including registration of the shares to be issued thereunder. Furthermore, the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006, except for note 14 which is dated March 31, 2006, our former auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the nine months ended June 30, 2006, we had an accumulated deficit of approximately $13 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

o We have a working capital loss, which means that our current assets on June 30, 2006 were not sufficient to satisfy our current liabilities.

We had a working capital deficit of $10,573,490 at June 30, 2006, which means that our current liabilities exceeded our current assets on June 30, 2006 by $10,573,490. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date. Our working capital deficit is in large part a reflection of our loss on embedded derivatives.

o     We face risks related to our accounting restatements.

On July 11, 2006 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we decided to restate our financial statements for the quarters ended March 31, 2006 and December 31, 2005 and the year ended September 30, 2005. The restatements relate to the accounting for certain debt financings we conducted in August 2005 and February 2006 as well as certain warrants issued by us. Further information about these restatements is contained in our Current Report on Form 8-K filed July 11, 2006 and our Amended Quarterly Report on Form 10-QSB/A for the three months ended March 31, 2006. We anticipate filing restated financial statements for the quarter ended December 31, 2005 and the year ended September 30, 2005 as soon as practicable.

The restatement of these financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of our management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing. We may not be able to effectuate our current business strategy. Moreover, we may be the subject of negative publicity focusing on the financial statement errors and resulting restatements and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

o If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our March 31, 2006, December 31, 2005 and September 30, 2005 operating results, we identified certain deficiencies in some of our disclosure controls and procedures which we have addressed as stated above.

We have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following: (1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities, (2) engaging the consulting services of an outside accountant to review our financial statements each month, and (3) improving supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and interpretations. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to adequately establish or improve our internal controls over financial reporting, our external auditors may not be able to issue an unqualified opinion on the effectiveness or our controls. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

o We may be unable to implement our business plan if the investor under the standby equity distribution agreement does not fulfill its obligations under the agreement.

We will be reliant upon the ability of Cornell Capital to provide a significant amount of funding pursuant to the standby equity distribution agreement, which it has agreed to do in accordance with the terms of the agreement. In the event that the investor is unwilling or unable to fulfill its commitment under the standby equity distribution agreement for whatever reason, our ability to implement our business plan will suffer.

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

      >> The sale of our stock under our standby equity distribution agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

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

o     We may be required to amend our standby equity distribution agreement.

As a result of the number of shares that could be acquired by Cornell Capital upon full utilization of our standby equity distribution agreement, Cornell Capital could become an affiliate of us and own a majority of our outstanding common shares. Accordingly, we may be required to amend our standby equity distribution agreement to substantially reduce the dollar amount available thereunder. To the extent that we must substantially reduce the amount of financing available under the standby equity distribution agreement, our financing plans may be materially adversely affected. Additionally, further delays could occur with respect to the review and approval of the registration statement covering the standby equity distribution agreement shares.

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

The personal skin care industry is extremely competitive and consists of major domestic and international medical, pharmaceutical, cosmetic, consumer products and other companies, most of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing and selling medical as well as consumer skin care products. We compete based upon our product quality and price. Our competitors may introduce more effective or less expensive products or products with greater market recognition or acceptance which could compete with our products and have a significant negative impact on our business and financial condition.

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

Our products are considered either over-the-counter or cosmetic and we believe they comply with the U.S. Food and Drug Administration's (FDA) requirements for sales directly to consumers and medical related companies. Any product claims we make on our product packaging or sales literature must comply with FDA requirements. The FDA recently required us to change our package labeling and sales literature, and refrain from making certain claims about our product uses. We complied and now believe that we are in material compliance with the FDA's requirements. It is possible that the FDA will determine that we do not so comply or that its requirements will change such that we no longer so comply, that our products are no longer considered over-the-counter or cosmetic products, or such that we may not be able to obtain over-the-counter or cosmetic classifications for any future products that we may develop.

o Our founder and former president has competed with us by selling similar products and soliciting our customers.

Darrell Good, the founder and principal of Health Renu-DE, has competed against us by posting products similar to ours with the same product numbers on his website for sale. Mr. Good has also attempted to solicit sales from our customers. We filed a lawsuit against Mr. Good in the U.S. District Court for the Southern District of Texas seeking recovery of approximately 8.1 million shares of our common stock from Mr. Good and requested that Mr. Good cease competing with us and soliciting our customers. A final judgment against Mr. Good was entered in this case on July 29, 2005 and the court ordered that the shares be cancelled and returned to us and that Mr. Good was enjoined from competing with us for one year. The shares have been cancelled on the books and records of our transfer agent. We may not be able to prevent Mr. Good from continuing to compete with us or soliciting our customers. If Mr. Good continues to compete with us or to solicit our customers, it could have a material adverse effect on our business.

o We may not achieve the market acceptance of our products necessary to generate revenues.

Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

      >>    the effectiveness of our products.

      >>    our ability to keep production costs low.

      >> our ability to successfully market our products. We must create an effective advertising campaign to create product recognition and demand for our products.

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

We may consider forming joint ventures, strategic alliances or possibly acquisitions of complementary businesses, such as existing and potential users of our products including assisted living or long-term care facilities or wound care clinics. Management believes that such business strategy may create additional distribution outlets for our products thereby increasing our product sales and revenues with minimal advertising and marketing costs. We may ultimately decide not to pursue this strategy or if we choose to pursue it, find that this strategy is not feasible, be unable to identify or structure agreements with complementary businesses or be unsuccessful in any ventures or alliances we form or acquisitions we make.

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

As of September 15, 2006, we had 28,097,657 shares of common stock outstanding. Of these shares, approximately 24 million shares were subject to restrictions on resale pursuant to Rule 144 and approximately 4 million shares were eligible for sale in the public market without restriction or registration.

In addition, we intend to register under the Securities Act of 1933 the sale by selling security holders of 1,465,065 shares of common stock issued as a commitment fee, 90,909 shares of common stock issued as a placement agent fee and up to $10,000,000 of common stock issuable pursuant to the standby equity distribution agreement, shares of common stock issuable upon conversion or exercise of securities issued in our 2005 and 2006 private placements of units and 2006 bridge financing and up to 1,587,237 shares of common stock underlying compensation warrants.

o The OTC Bulletin Board has temporarily ceased quoting our common stock and although our stock is again eligible for quotation on the OTC-BB, it is uncertain as to if or when the reinclusion of our share quotation on the OTC-BB will be achieved.

On July 12, 2006, the OTC-BB temporarily ceased quoting our shares because our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 had not been timely filed. We filed our 10-QSB for the quarter ended March 31, 2006 on July 12, 2006, and we believe that our stock is again eligible for quotation on the OTC-BB. We intend to pursue reinclusion of our share quotation on the OTC-BB in the future. It is uncertain as to if or when the reinclusion of our share quotation on the OTC-BB will be achieved.

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

There has been a limited public market for our common stock and an active trading market for our stock may not develop. Absence of an active trading market could adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock is quoted through various market makers on the Pink Sheets Electronic Quotation Service published by the National Quotation Bureau. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating results.

o Our 8% convertible notes have a fluctuating conversion rate which could cause substantial dilution to stockholders and adversely affect our stock price.

Conversion of a material amount of the 8% convertible notes included in our 2005 and 2006 private placements of units could materially affect a stockholder's investment in us. As of September 15, 2006, $513,000 of notes issued in our 2005 private placement and $526,100 of notes issued in our 2006 private placement were issued and outstanding. The notes are convertible into a number of shares of common stock determined by dividing the principal amount of the notes converted by the respective conversion prices in effect.

The 2005 private placement notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 85% of the average of the trading prices of our common stock for the ten trading days ending one day prior to the date we receive a conversion notice from a 2005 noteholder. In addition, two warrants to purchase shares of common stock have been issued to each purchaser of the 2005 notes. The warrants are exercisable for one share of common stock for each share to be acquired upon conversion of the 2005 notes and are exercisable until October 31, 2009 at fluctuating prices equal to 125% and 150%, respectively, of the conversion price of the 2005 notes.

The 2006 private placement notes are convertible by the holders into shares of our common stock at any time at a conversion price equal to 80% of the average of the trading prices of our common stock for the ten trading days ending one day prior to the date we receive a conversion notice from a 2006 noteholder. In addition, eight warrants to purchase shares of common stock have been issued to each purchaser of the 2006 notes. The warrants are exercisable for one share of common stock for each share to be acquired upon conversion of the 2006 notes and are exercisable until March 31, 2011 at fluctuating prices equal to 100%, 125% and 150%, respectively, of the conversion price of the 2006 notes.

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

Assuming a conversion price of $0.102 (85% of the closing price of our common stock in the Pink Sheets of $0.12 on September 15, 2006), the outstanding 2005 notes would convert into 5,029,412 shares of our common stock (excluding interest) and the related warrants would be exercisable to purchase 10,058,834 shares. Assuming a conversion price of $0.096 (80% of the closing price of our common stock in the Pink Sheets of $0.12 on September 15, 2006), the 2006 notes outstanding would convert into 5,480,208 shares of our common stock (excluding interest) and the related warrants would be exercisable to purchase 43,841,667 shares. These numbers of shares, however, could be significantly greater in the event of a decrease in the trading price of our stock.

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2005 notes which could occur upon conversion of $513,000 in principal amount of our 2005 notes (excluding interest). The calculations in the table are based upon the 28,097,657 shares of our common stock which were outstanding on September 15, 2006 and shares issuable upon conversion of the 2005 notes at the following prices:

                                   Conversion At      Conversion At       Conversion At     Conversion At
                                      Assumed            Assumed            Assumed            Assumed
                                  Average Trading    Average Trading    Average Trading    Average Trading
                                  Price of $0.12      Price of $0.09     Price of $0.06     Price of $0.03
                                  ---------------    ---------------    ---------------    ---------------
Conversion Price                  $         0.102    $        0.0765    $         0.051    $        0.0255

Shares Issuable on                      5,029,412          6,705,882         10,058,824         20,117,647
 Conversion of 2005 Notes

Shares Issuable on                     10,058,824         13,411,765         20,117,647         40,235,294
Exercise of Warrants

Percentage of Outstanding
Common Stock                                 34.9%              41.7%              51.8%             68.2%

et forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2006 notes which could occur upon conversion of $526,100 in principal amount of our 2006 notes (excluding interest). The calculations in the table are based upon the 28,097,657 shares of our common stock which were outstanding on September 15, 2006 and shares issuable upon conversion of the 2006 notes at the following prices:

                                   Conversion At      Conversion At      Conversion At      Conversion At
                                       Assumed           Assumed            Assumed            Assumed
                                  Average Trading    Average Trading    Average Trading    Average Trading
                                  Price of $0.12      Price of $0.09    Price of $0.06      Price of $0.03
                                  ---------------    ---------------    ---------------    ---------------

Conversion Price                  $         0.096    $         0.072    $         0.048    $         0.024

Shares Issuable on                      5,480,208          7,306,944         10,960,417         21,920,833
 Conversion of 2006 Notes

Shares Issuable on                     43,841,667         58,455,556         87,683,833        175,366,667
Exercise of Warrants

Percentage of Outstanding
Common Stock                                 63.7%              70.1%              77.8%              87.5%

ITEM  3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our management, including our Chief Executive Officer, has performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act are recorded, processed, summarized and reported within the required time periods specified by the Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our president and chief financial officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. The following significant changes in our internal control over financial reporting, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting were made during our third fiscal quarter.

We have adopted and are in the process of implementing disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we have evaluated the effectiveness of design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer (Principal Financial and Accounting Officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

The deficiencies identified in our disclosure controls and procedures are a result of our lack of accounting personnel due to our limited financial resources. Additional financing would allow us to obtain the necessary resources to execute our business plan including personnel and other resources to improve our disclosure controls and procedures.

Previously,  we  had  identified  deficiencies  in  our  internal  controls  and disclosure  controls  related  to  the  accounting  for  convertible  debt  with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS 133. We must restate our financial statements for the year ended September 30, 2005 and for the interim period ending December 31, 2005, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS 133. During our third fiscal quarter ended June 30, 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities 2) engaging the consulting services of an outside accountant to review our financial statements each month and; 3)improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Not Applicable

ITEM 2. CHANGES IN SECURITIES

      Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5. OTHER INFORMATION

      Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      EXHIBIT NO.       DESCRIPTION

      10.1 Second Amendment to Office Building Lease Agreement effective as of May 1, 2006 between HealthRenu Medical, Inc. and Denmark House Investment, Ltd.*

      31                Certificate of the Chief Executive Officer and Principal
                        Financial   Officer  pursuant  to  Section  302  of  the
                        Sarbanes-Oxley Act of 2002.*

      32                Certificate of the Chief Executive Officer and Principal
                        Financial   Officer  pursuant  to  Section  906  of  the
                        Sarbanes-Oxley Act of 2002.*

      ----------
      * Filed herewith as an exhibit.

(b) Reports on Form 8-K. During the quarter ended June 30, 2006 and up to and including September 15, 2006, the issuer filed the following Reports on Form 8-K:

      Report on Form 8-K dated April 28, 2006 and filed with the Securities and Exchange Commission on May 4, 2006.

      Report on Form 8-K/A dated April 28, 2006 and filed with the Securites and Exchange Commission on May 18, 2006.

      Report on Form 8-K dated July 11, 2006 and filed with the Securities and Exchange Commission of July 11, 2006.

      Report on Form 8-K dated July 12, 2005 and filed with the Securities and Exchange Commission on July 12, 2006.

                                   SIGNATURES

      In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HEALTHRENU MEDICAL, INC.

DATED:  October 2, 2006                By: /s/ Robert W. Prokos
                                           ------------------------
                                           Robert W. Prokos
                                           Chief Executive Officer and President
                                          (Principal Executive, Financial and
                                           Accounting Officer)