Form 10KSB/A
period 2005-09-30
HEALTHRENU MEDICAL INC
filed 2006-10-23
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-2

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

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

                                 (281) 890-2561
                (Issuer's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, $0.001 PAR VALUE PER SHARE

      Check whether the issuer is not required to file reports pursuant to
                  Section 13 or 15(d) of the Exchange Act. |_|

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

Documents Incorporated by Reference: NONE

Transitional Small Business Disclosure Format: Yes |_| No |X|

                       Statement Regarding This Amendment

We are amending our Annual Report on Form 10KSB/A to restate our financial statements for the years ended September 30, 2005 and 2004 and the related disclosures. We have identified certain accounting errors related to the recording of our debt arrangements. We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants. Our analysis determined that the warrants associated with our convertible notes payable are derivatives as defined under SFAS No. 133 and EITF 00-19. We also did not appropriately account for financing costs incurred as a direct result of these debt arrangements. Accordingly, we are also amending our Form 10-QSB/A for the three months ending December 31, 2005, our Form 10-QSB/A the six months ending March 31, 2006, and our Form 10-QSB for the nine months ending June 30, 2006.

As a result of this analysis, warrants issued to consultants and the conversion features of the convertible notes payable and associated warrants have been accounted for as derivative instrument liabilities. Additionally, the embedded conversion features of the notes payable have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 15 to disclose the derivative instrument liabilities and provide information on subsequent changes.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Loss on embedded derivative liability." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities on our statement of operations for the twelve months ended September 30, 2005, was an increase in our net loss attributable to common shareholders of $2,082,121. Basic loss attributable to common shareholders per share for the year ended September 30, 2005 increased $0.06 per share. The cumulative effect on our balance sheet as of September 30, 2005 was an additional derivative liability of $2,630,121.

During our analysis we noted that costs directly associated from our debt arrangements were originally treated as a reduction in additional paid-in-capital and as a result of this amendment are now recorded as deferred loan costs net of applicable accumulated amortization. We have added footnote 5 to disclose the deferred loan costs and provide information on subsequent changes. The effect of the (non-cash) changes related to accounting for these deferred loan costs on our statement of operations for the twelve months ended September 30, 2005 was an increase in our net loss attributable to common shareholders of $893. The cumulative effect on our balance sheet as of September 30, 2005 was an additional deferred loan cost net of accumulated amortization of $136,037.

In all other material respects, this Amended Annual Report on Form 10-KSB/A-2 is unchanged from the Amended Annual Report on Form 10-KSB/A previously filed by us on April 6, 2006. This Amended Annual Report on Form 10-KSB-2 does not attempt to modify or update any other disclosures set forth in the Form 10-KSB and Form 10-KSB/A previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein. This amendment should also be read in conjunction with our amended Quarterly Reports on Form 10-QSB/A-2 for the quarter ended December 31, 2005, Form 10-QSB/A-2 for the quarter ended March 31, 2006, and Form 10-QSB/A for the quarter ended June 30, 2006, together with any subsequent amendments thereof.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this prospectus. This discussion contains forward-looking statements.

OVERVIEW

On September 26, 2003, we acquired 100% of the outstanding shares of Health Renu, Inc., a Delaware corporation to whose business we succeeded ("Health Renu-DE"), pursuant to an exchange agreement. Since its inception, Health Renu-DE had been in the medical research and development stage, with a focus on improving its skin care and developing wound care products. During this period, Health Renu-DE had nominal production or revenue. As a result of the exchange agreement, the business of Health Renu-DE became our business, our control shifted to the former Health Renu-DE stockholders and we subsequently changed our name to HealthRenu Medical, Inc.

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

Inventories

Inventories consist solely of finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of September 30, 2005, we did not have a reserve for obsolescence.

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

COMPARISON OF OPERATING RESULTS

FISCAL YEAR ENDED SEPTEMBER 30, 2005 ("2005") COMPARED TO FISCAL YEAR ENDED

SEPTEMBER 30, 2004 ("2004")

We experienced a decrease in sales of $12,021 for the fiscal year ended September 30, 2005 to $9,785 as compared to $21,806 for the fiscal year ended September 30, 2004. During the fiscal year ended September 30, 2005, we were primarily focused on expansion. We would have ordinarily allocated the funds that it used for the expansion to promote the Company's products. In addition, approximately $19,000 of the sales in 2004 was made to one of our stockholders which did not occur in 2005.

Gross profit (loss) for the fiscal year ended September 30, 2005 decreased $17,827 to a negative $3,673 compared to a negative $21,500 for the fiscal year ended September 30, 2004. The decrease was attributable to a higher cost of sales related to inventory adjustments of approximately $15,000 during the year ended September 30, 2004.

General and administrative ("G&A") expenses were $889,868 and $1,457,701 for the years ended September 30, 2005 and 2004, respectively. The decrease in G&A expenses is due to approximately $1,000,000 of stock based compensation expense recorded in the year ended September 30, 2004 and only approximately $400,000 recorded in the year ended September 30, 2005 offset by additional costs associated with our expansion efforts. During 2005 we hired two (2) additional employees to provide support for the anticipated growth.

Gain (loss) on derivative instruments liabilities, net. We recognized a loss on derivative instruments of $2,082,121 during the year ended September 30, 2005 compared to no activity during the year ended September 30, 2004, an increase of $2,082,121. The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrants and debt instruments were issued during August and September of fiscal 2005.

Interest expense increased to $320,460 for the fiscal year ended September 30, 2005 from $430 for the fiscal year ended September 30, 2004. The increase is primarily related to the recording of a $240,333 beneficial conversion feature and $55,151 of interest expense related to the convertible notes payable that were converted as of September 30, 2005.

During the year ended September 30, 2005, we incurred $360,000 of syndication costs related to the SEDA. Due to the contingencies associated with the completion of the SEDA, as of September 30, 2005 the syndication costs were written off as an expense in the statement of operations.

As of September 30, 2005, we had an accumulated deficit of $6,422,987.

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

As of September 30, 2005, our accounts payable totaled $117,863. Total current liabilities were $2,969,483 and we have long term convertible notes payable of $9,324.

We operate with minimal overhead costs by outsourcing our shipping, receiving, purchasing and production functions. We also contract with consultants to assist in numerous areas of our operations and development in order to minimize expenses. We intend to hire additional employees only as needed.

Our immediate financing needs are currently expected to be provided by a private placement of our convertible debt securities of $600,000 as described below. We require such financing in order to pay professional fees associated with our securities and corporate compliance requirements, for registration of our shares to be issued in connection with the standby equity distribution agreement ("SEDA") described below and to fund our inventory and working capital needs until the SEDA is available for us to draw upon. Such private placement financing may not be available on favorable terms, in sufficient amounts or at all.

Our near term financing needs are currently expected to be provided in large part from the SEDA described below. Financing under the SEDA may not be available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw down upon the SEDA, including the registration of the shares to be issued thereunder. Furthermore, the amount of financing available will fluctuate with the price of our common stock. As the price declines, the number of shares we must issue in order to receive such financing will increase.

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

In August and September 2005, we closed on $548,000 of equity units (the "2005 Units") in a private placement. Each Unit consists of an unsecured convertible promissory note in the principal amount of $1,000 (the "2005 Notes") and two warrants for each share of common stock to be issued upon conversion of the 2005 Notes, with each warrant exercisable to purchase one share of our common stock. The purchase price per Unit was $1,000. The 2005 Notes are convertible at the election of the holder thereof, at any time commencing from and after their date of issuance and for a period of three years thereafter at a price equal to 85% of the average closing price of our common stock for the 10 trading days immediately preceding the day upon which we receive a conversion notice from the noteholder. The 2005 Notes are entitled to receive an 8% annual interest payment payable in shares of our common stock. The per share exercise price of the warrants is 125% and 150%, respectively, of the conversion price of the 2005 Notes. The warrants are exercisable for shares of our common stock at any time beginning on the date of conversion of the 2005 Notes and ending on October 31, 2009 and are subject to adjustment for anti-dilution purposes.

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $6.4 million. These factors raise substantial doubt regarding our ability to continue as a going concern. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately ($6.4 million) from inception in 1997 to September 30, 2005, including approximately ($3.6 million) of net loss during the year ended September 30, 2005. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and 2004, we generated revenues from product sales in the amounts of approximately $9,785 and $21,806, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

      o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately $1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to commence implementing our business plan, including increased marketing and product production. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our debt securities of $600,000 and our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw down upon the standby equity credit agreement including registration of the shares to be issued thereunder. Furthermore, the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

      o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006 our auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of September 30, 2005, we had an accumulated deficit of approximately $6.4 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have financed our operations since inception primarily through equity and debt financings and loans from our officers, directors and stockholders. We have recently entered into a standby equity distribution agreement. The additional capital necessary to meet our working capital needs or to sustain or expand our operations may not be available on favorable terms, in sufficient amounts or at all under the standby equity distribution agreement or otherwise. Continuing our operations in 2006 is dependent upon obtaining such further financing. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We had a working capital deficit of ($2,785,338) at September 30, 2005, which means that our current liabilities exceeded our current assets on September 30, 2005 by $2,785,338. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on September 30, 2005 were not sufficient to satisfy all of our current liabilities on that date.

      o     We face risks related to our accounting restatements.

On July 11, 2006 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we concluded it was necessary to restate our financial statements for the quarters ended June 30, 2006, March 31, 2006 and December 31, 2005 and the year ended September 30, 2005. The restatements relate to the accounting for certain debt financings we conducted in August 2005 and February 2006 as well as certain warrants issued by us. Further information about these restatements is contained in our Current Report on Form 8-K filed July 11, 2006 and this Amended Annual Report on Form 10-KSB/A-2 for the year ended September 30, 2005. We are concurrently filing restated financial statements for the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our June 30, 2006, March 31, 2006, December 31, 2005 and September 30, 2005 operating results, we identified certain deficiencies in certain disclosure controls and procedures which we have addressed as stated below.

We have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following: (1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities, (2) engaging the consulting services of an outside accountant to review our financial statements each month, and (3) improving supervision and training of our accounting staff to understand and implement applicable accounting requirements, policies and interpretations. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to develop or maintain effective controls or difficulties encountered in their implementation or other effective improvement of our internal and disclosure controls could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

            o The sales of our stock under our standby equity distribution agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

            o The investor under the standby equity distribution agreement may sell shares of our common stock acquired under the standby equity distribution agreement during an applicable pricing period for determination of stock price, which could further contribute to the decline of our stock price.

            o Existing stockholders will experience significant dilution from our sale of shares under the standby equity distribution agreement.

            o The standby equity distribution agreement prohibits us from raising capital at less than the market price which may severely limit our ability to raise capital from the sale of equity.

            o We may not be able to access funds under the standby equity distribution agreement sufficient to meet our operating needs.

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

The risks and uncertainties involved in this strategy include that we are subject to the shell corporation's then existing liabilities, including any undisclosed liabilities of the shell corporation arising out of the shell corporation's prior business operations, financial activities or equity dealings. There is a risk of litigation by third parties or governmental investigations or proceedings. For example, we have been sued by a stockholder based on alleged equity dealings between the stockholder and management of the shell corporation. There is also a risk of sales of undisclosed stock into the public market by stockholders of the shell corporation as we improve our business and financial condition and stock price, which would result in dilution to our stockholders and could negatively impact our stock price. In addition, within certain segments of the financial and legal communities there may be a negative perception of corporations that have achieved public-trading status by means of a public shell merger. This negative perception could adversely affect us in the future including in our efforts to raise capital in certain markets.

RISKS RELATED TO OUR OPERATIONS

      o If we are unable to successfully compete in the skin and wound care industry on the basis of our products prices, effectiveness and other factors, our business and financial condition will be significantly negatively impacted.

The personal skin care industry and wound care industry is extremely competitive and consists of major domestic and international medical, pharmaceutical, cosmetic, consumer products, and other companies, many of which have financial, technical, manufacturing, distribution, marketing, sales and other resources substantially greater than ours. We compete against companies producing and selling medical as well as consumer skin care products. We compete based upon our product quality and price. Our competitors may introduce more effective or less expensive products or products with greater market recognition and acceptance which could compete with our products and have a significant negative impact on our business and financial condition.

      o We are dependent upon a third party pharmaceutical laboratory for manufacture of our products and would likely experience production delays and interruptions in sales if the laboratory discontinued production of our products.

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

Our production laboratory is responsible for supplying our formulas' ingredients other than the essential fatty acids which we supply for quality control purposes. We currently have on hand sufficient essential fatty acid supplies to meet our short terms needs and we have developed sources for their supply for the long-term future. If however any of these ingredients is not available to us on favorable pricing terms or at all when they are needed, we may experience production delays and interruption of sales.

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

Darrell Good, the founder and principal of Health Renu-DE, has competed against us by posting products similar to ours with the same product numbers on his website for sale. Mr. Good has also attempted to solicit sales from our customers. We have various other claims against Mr. Good including for fraud, breach of contract and breach of fiduciary duty based on Mr. Good's misrepresentation to us that we owned our products' formulas when in fact they are owned by the production laboratory. We filed a lawsuit against Mr. Good in the U.S. District Court for the Southern District of Texas seeking recovery for these claims. Among other recovery sought, we sought to recover approximately
8.1 million shares of our common stock from Mr. Good and requested that Mr. Good cease competing with us and soliciting our customers. A final non-appealable default judgment against Mr. Good was entered in this case on July 29, 2005 and the court ordered that the shares be cancelled and returned to us and that Mr. Good is enjoined from competing with us for one year. The time for appeal of the order expired on August 28, 2005. We plan to pursue enforcement of the judgment. The shares have been cancelled on the books and records of our transfer agent. We may not be able to prevent Mr. Good from continuing to compete with us or soliciting our customers. If Mr. Good continues to compete with us or to solicit our customers, it could have a material adverse effect on our business.

      o We may not achieve the market acceptance of our products necessary to generate revenues.

Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

            o     the effectiveness of our products.

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

Our sales of products are subject to regulation by the U.S. Food and Drug Administration, or FDA. The two most important laws pertaining to cosmetics marketed in the United States are the Federal Food, Drug, and Cosmetic Act, or FD&C Act, and the Fair Packaging and Labeling Act, or FPLA. The FD&C Act prohibits the marketing of adulterated or misbranded cosmetics. Violations of the Act involving product composition--whether they result from ingredients, contaminants, processing, packaging, or shipping and handling--cause cosmetics to be adulterated and are subject to regulatory action. Improperly labeled or deceptively packaged products are considered misbranded and are subject to regulatory action. In addition, under the authority of the FPLA, the FDA requires an ingredient declaration to enable consumers to make informed purchasing decisions. Cosmetic products and ingredients are not generally subject to FDA premarket approval authority, however, the FDA may pursue enforcement action against violative products or companies who violate the law. We are responsible for substantiating the safety of our products and ingredients before marketing them.

Over-the-counter (OTC) drugs, however, are subject to FDA approval. Generally, OTC drugs must either receive premarket approval by FDA or conform to final regulations specifying conditions whereby they are generally recognized as safe and effective, and not misbranded. OTC drugs must also be labeled according to OTC drug regulations, including the "Drug Facts" labeling. Currently, certain OTC drugs that were marketed before the beginning of the OTC Drug Review (May 11, 1972) may be marketed without specific approval pending publication of final regulations under the ongoing OTC Drug Review. Once a regulation covering a specific class of OTC drugs is final, those drugs must either:

      o     be the subject of an approved New Drug Application (NDA), or

      o     comply with the appropriate monograph, or rule, for an OTC drug.

An NDA is the vehicle through which drug sponsors formally propose that the FDA approve a new pharmaceutical for sale and marketing in the U.S. The FDA only approves an NDA after determining that the data are adequate to show the drug's safety and effectiveness for its proposed use and that its benefits outweigh the risks. The NDA process can be expensive and time consuming for a drug sponsor.

The FDA has published monographs, or rules, for a number of OTC drug categories. These monographs state requirements for categories of non-prescription drugs, such as what ingredients may be used and for what intended use. Among the many non-prescription drug categories covered by OTC monographs are acne medications, treatments for dandruff, seborrheic dermatitis, and psoriasis and sunscreens.

Our management, with the help of a FDA consultant, has determined that our currently marketed products are either cosmetics or OTC drugs that may be marketed without specific FDA approval as they are covered by OTC monographs. The FDA, however, may disagree with our management's classification of our products.

The FDA has broad regulatory and enforcement powers. If the FDA determines that we have failed to comply with applicable regulatory requirements, it can impose a variety of enforcement actions from public warning letters, fines, injunctions, consent decrees and civil penalties to suspension or delayed issuance of approvals, seizure or recall of our products, total or partial shutdown of production, withdrawal of approvals or clearances already granted, and criminal prosecution. The FDA can also require us to replace or refund the cost of products that we distributed. If any of these events were to occur, it could materially adversely affect our ability to market our products and our business and financial condition.

The FDA recently required us to change certain of our product classifications, certain of our package labeling and sales literature, and refrain from making certain claims about our product uses. We complied and now believe that we are in material compliance with the FDA's requirements. It is possible that the FDA will determine that we do not so comply or that its policies, regulations or interpretations thereof will change such that we no longer so comply, that our products are no longer considered OTC or cosmetic products, or such that we may not be able to obtain favorable product classification for any future products that we may develop. Any of the foregoing could materially adversely impact our ability to market our products and our business and financial condition.

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

            o     whose prices are not quoted on the Nasdaq stock market; or

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

Conversion of a material amount of the 8% convertible notes included in our 2005 and 2006 private placements of units could materially affect a stockholder's investment in us. As of February 1, 2006, $548,000 of notes issued in our 2005 private placement. The notes are convertible into a number of shares of common stock determined by dividing the principal amount of the notes converted by their respective conversion prices in effect.

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

Assuming a conversion price of $0.17 (85% of the average of the trading prices of our common stock on the OTC Bulletin Board for the ten trading days ending on February 1, 2006 of $0.20), the 2005 notes would convert into 3,223,529 shares of our common stock (excluding interest) and the related warrants would be exercisable to purchase 6,447,059 shares.

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

                                 Conversion At     Conversion At      Conversion At    Conversion At
                                    Assumed           Assumed          Assumed             Assumed
                                Average Trading   Average Trading   Average Trading   Average Trading
                                 Price of $0.20    Price of $0.15    Price of $0.10    Price of $0.05
                                ---------------   ---------------   ---------------   ---------------
Conversion Price                   $     0.17        $   0.1275      $     0.085        $    0.0425
Shares Issuable on Conversion
  of 2005 Notes                     3,223,529         4,298,039        6,477,059         12,894,118
Shares Issuable on Exercise
  of Warrants                       6,447,059         8,596,078       12,894,118         25,788,235
Percentage of Outstanding
  Common Stock                           27.0%             33.1%            42.6%              59.7%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.   Exhibit Index
-----------   ------------------------------------------------------------------
2.1           Articles of Merger (2)

2.2           Plan of Merger (2)

2.3           Exchange Agreement (3)

3.1           Articles of Amendment to Articles of Incorporation (1)

3.2           Articles of Incorporation(2)

3.3           Articles of Amendment to Articles of Incorporation(2)

3.4           Articles of Amendment to Articles of Incorporation(2)

3.5           Bylaws (2)

3.6           Articles of Amendment to Articles of Incorporation (11)

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

4.6           Form of 8% Convertible Notes (8)

4.7           Form of 125% Warrant (8)

4.8           Form of 150% Warrant (8)

10.1 First Amendment to Office Building Lease Agreement effective as of January 1, 2006 between the Registrant and Denmark House Investment, Ltd. ++

10.2 Disclaimer Letter Agreement dated July 22, 2004 between the Registrant and Rosel & Adys Inc. (11)

10.3          Consulting Agreement between Robert Prokos and the Registrant (5)

10.4          Employment Agreement between Robert Prokos and the Registrant (6)

10.5 Placement Agent Agreement dated as of July 28, 2005 between the Registrant and North Coast Securities Corporation (9)

10.6 Financial Advisory and Investment Banking Agreement dated as of July 28, 2005 between the Registrant and North Coast Securities Corporation(9)

10.7 Consulting Agreement dated as of July 31, 2005 between the Registrant and MultiGrow Advisors, LLC (9)

10.8 Letter Agreement dated as of February 3, 2006 between the Registrant and Cornell Capital Partners, LP (exhibits omitted)(10)

10.9 Termination Agreement dated as of February 3, 2006 between the Registrant, David Gonzalez, Esq. and Cornell Capital Partners, LP
              (10)

31 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002++

32 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002++

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

(11) Filed as Exhibits 3.6 and 10.2 to our Form 10-KSB/A filed with the Securities and Exchange Commission on April 5, 2006, and incorporated herein by reference.

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

                            HEALTHRENU MEDICAL, INC.


DATED: October 20, 2006                 By: /s/ Robert W. Prokos
                                            ------------------------------------
                                            Robert W. Prokos
                                            Chief Executive Officer
                                            (Principal Financial and
                                            Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              NAME                           TITLE                   DATE
--------------------------------   ------------------------   ------------------


/s/ Robert W. Prokos               Chief Executive Officer    October 20, 2006
--------------------------------   and Director
Robert W. Prokos                   (Principal Financial and
                                   Accounting Officer)


/s/ Dr. Dianne Love                Director                   October 20, 2006
--------------------------------
Dr. Dianne Love

                                           Director
                                   ------------------------
David Spencer


/s/ Edward Walter Zieverink, III           Director           October 20, 2006
--------------------------------
Edward Walter Zieverink, III


Dr. Daniel Sparks


/s/ Dr. Daniel Sparks                      Director           October 20, 2006
--------------------------------
Dr. Daniel Sparks

                            HEALTHRENU MEDICAL, INC.

                              FINANCIAL STATEMENTS
          WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                           September 30, 2005 and 2004

HEALTHRENU MEDICAL, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                           -----
Report of Independent Registered Public Accounting Firm                    23-24
Financial Statements:
  Balance Sheets as of September 30, 2005 and 2004                            25
  Statements of Operations for the years ended
    September 30, 2005 and 2004                                               26
  Statements of Stockholders' Equity (Deficit) for the
    years ended September 30, 2005 and 2004                                27-28
  Statements of Cash Flows for the years ended
    September 30, 2005 and 2004                                              29
Notes to Financial Statements                                              30-45

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

As discussed in Note 15 and 16 to the financial statements, the Company has restated its financial statements as of and for the year ended September 30, 2005 to correct errors in its accounting for convertible notes payable and related warrants to purchase common stock.

Houston, Texas

January 25, 2006, except for note 15 and 16 which is October 10, 2006.


                                        /s/ Ham, Langston & Brezina, LLP

                            HEALTHRENU MEDICAL, INC.
                                 BALANCE SHEETS

                           September 30, 2005 and 2004

                                                                       2005          2004
                                                                   -----------   -----------
                                                                    (Restated)
ASSETS

Current assets:
  Cash and cash equivalents                                        $   163,095   $     7,560
  Accounts receivable                                                      716         2,500
  Inventories                                                           18,188        22,430
  Prepaid expense                                                        2,146            --
                                                                   -----------   -----------
    Total current assets                                               184,145        32,490
                                                                   -----------   -----------
Property and equipment, net                                              9,592         4,048
Deferred loan costs, net                                               136,307            --
                                                                   -----------   -----------
      Total assets                                                 $   330,044   $    36,538
                                                                   ===========   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $   117,863   $   131,223
  Accounts payable-stockholder                                           2,329         2,329
Notes payable                                                          188,843            --
  Accrued liabilities                                                   30,327        59,661
  Derivative liabilities                                             2,630,121            --
                                                                   -----------   -----------
Total current liabilities                                            2,969,483       193,213
                                                                   -----------   -----------
  Convertible notes payable                                              9,324            --
Total liabilities                                                    2,978,807       193,213
                                                                   -----------   -----------
Stockholders' deficit:
  Convertible preferred stock, Series 2000A, $0.001 par value;
    1,500,000 shares authorized, 1,763 shares issued and
    outstanding at September 30, 2005                                        2             2
  Common stock, $0.001 par value; 150,000,000 shares authorized,
    25,619,589 and 22,454,451 shares issued and outstanding at
    September 30, 2005 and 2004, respectively                           25,620        22,454
  Additional paid-in capital                                         3,748,602     2,581,911
  Unissued Common Stock                                                     --        42,511
  Accumulated deficit                                               (6,422,987)   (2,803,553)
                                                                   -----------   -----------
    Total stockholders' deficit                                     (2,648,763)     (156,675)
                                                                   -----------   -----------
      Total liabilities and stockholders' deficit                  $   330,044   $    36,538
                                                                   ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                            STATEMENTS OF OPERATIONS

                 for the years ended September 30, 2005 and 2004

                                                                       2005          2004
                                                                   -----------   -----------
                                                                    (Restated)
Sales                                                              $     9,785   $    21,806
Cost of sales                                                           13,458        43,306
                                                                   -----------   -----------
    Gross profit (loss)                                                 (3,673)      (21,500)
General and administrative expenses                                   (889,868)   (1,457,701)
                                                                   -----------   -----------
    Loss from operations                                              (893,541)   (1,479,201)
Other income (Expense):
Write down of syndicated costs                                        (360,000)           --
Interest and Financing expense                                        (320,460)         (430)
Gain of extinguishment of debt                                          36,688            --
Loss on embedded derivative liability                               (2,082,121)           --
                                                                   -----------   -----------
  Total other income (expense), net                                 (2,725,893)         (430)
    Net loss                                                       $(3,619,434)  $(1,479,631)
                                                                   ===========   ===========
Weighted average shares outstanding                                 27,398,634    19,280,788
                                                                   ===========   ===========
Basic and diluted net loss per common share                        $     (0.13)  $     (0.08)
                                                                   ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 for the years ended September 30, 2005 and 2004

                               Preferred            Common     Common  Additional   Unissued      Stock
                                 Stock               Stock     Stock     Paid In     Common   Subscription
                                 Shares   Amount    Shares     Amount    Capital     Stock     Receivable
                               ---------  ------  ----------  -------  ----------  ---------  ------------
Balance at September 30, 2003   1,763      $ 2    15,506,962  $15,507  $  674,830  $ 698,602    $(31,000)
Common Stock issued for cash
  and receivable                   --       --     1,822,000  $ 1,822  $  100,378         --          --
Common Stock issued as
  payment of liabilities and
  additional compensation          --       --       745,587  $   745  $  790,813         --          --
Common stock issued for
  consulting services              --       --       325,000  $   325  $  277,625         --          --
Common Stock issued for
  employee compensation            --       --       275,000  $   275  $   27,225         --          --
Issuance of Common Stock for
  committed stock                  --       --     3,779,902  $ 3,780  $  694,822  $(698,602)         --
Shares committed and issuable
  for employee and directors
  compensation                     --       --            --       --          --  $  42,511          --
Additional Capital
  Contributed upon sales of
  assets and liabilities           --       --            --       --  $   15,468         --          --
Collection of subscription
  receivable                       --       --            --       --          --         --    $ 31,000
Rent contributed by
  stockholder                      --       --            --       --  $      750         --          --
Net loss                           --       --            --       --          --         --          --
Balance at September 30, 2004   1,763      $ 2    22,454,451  $22,454  $2,581,911  $  42,511          --

                                            Accumulated
                                              Deficit        Total
                                            -----------   -----------
Balance at September 30, 2003               $(1,323,922)  $    34,019
Common stock issued for cash
  And receivable                                     --       102,200
Common stock issued as payment of
  liabilities and additional compensation            --       791,558
Common stock issued for
  consulting services                                --       277,950
Common stock issued for
  employee compensation                              --        27,500
Issuance of common stock for
  committed stock                                    --            --
Shares committed and issuable
  for employee and directors compensation            --        42,511
  Additional Capital Contributed
    upon sales of assets and liabilities             --        15,468
  Collection of subscription receivable              --        31,000
Rent contributed by stockholder                      --           750
Net loss                                     (1,479,631)   (1,479,631)
                                            -----------   -----------
Balance at September 30, 2004               $(2,803,553)  $  (156,675)
                                            ===========   ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 for the years ended September 30, 2005 and 2004

                                 Preferred              Common      Common   Additional   Unissued       Stock
                                   Stock                 Stock      Stock      Paid In     Common    Subscription
                                   Shares    Amount     Shares      Amount     Capital      Stock     Receivable
                                 ---------   ------   ----------   -------   ----------   --------   ------------
Balance at September 30, 2004      1,763       $2     22,454,451   $22,454   $2,581,911   $ 42,511        --
Common Stock issued for cash
  and receivable                      --       --         25,000   $    25   $      725         --        --
Common Stock issued as payment
  of liabilities and
  additional compensation             --       --      2,623,850   $ 2,624   $  349,888         --        --
Common stock issued for
  services                            --       --         25,000   $    25   $    2,475         --        --
Issuance of Common Stock for
  committed stock                     --       --      1,585,563   $ 1,585   $   40,926   $(42,511)       --
  Common Stock issued for
    syndicated costs                  --       --      1,555,974     1,556   $  169,601         --        --
Common Stock issued for cash          --       --      3,274,667     3,275   $  143,175         --        --
Common Stock cancelled                --       --     (8,777,500)   (8,777)       8,777         --        --
Common Stock issued as
  compensation                        --       --        291,777       292       87,241         --        --
Effect on beneficial
  conversion feature                  --       --                            $  240,333         --        --
Common Stock issued upon
  conversion of notes and
  related accrued interest            --       --      2,560,807     2,561      123,550         --        --
Net loss                              --       --             --        --           --         --        --
Balance at September 30,
  2005(Restated)                   1,763       $2     25,619,589   $25,620   $3,748,602         --        --

                                    Accumulated Deficit      Total
                                    -------------------   -----------
Balance at September 30, 2004           $(2,803,553)      $  (156,675)
Common stock issued as
  settlement                                     --               750
Common stock issued as payment
  for liabilities and additional
  compensation                                   --           352,512
Common stock issued for
  services                                       --             2,500
Issuance of common stock
  committed                                      --                --
Common stock issued for
  syndication costs                              --           171,157
Common stock issued for cash                     --           146,450
Common stock cancelled                           --                --
Common stock issued as
  compensation                                   --            87,533
Effect of beneficial
  conversion feature                             --           240,333
Common stock issued upon
  conversion of notes and related
  accrued interest                               --           126,111
Net loss                                 (3,619,434)       (3,619,434)
                                        -----------       -----------
Balance at September 30, 2005           $(6,442,987)      $(2,648,763)
                                        ===========       ===========

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                 for the years ended September 30, 2005 and 2004

                                                            2005          2004
                                                        -----------   -----------
                                                         (Restated)
Cash flows from operating activities:
  Net loss                                              $(3,619,434)  $(1,479,631)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation                                              1,689         7,184
    Rent expense contributed by stockholder                      --           750
    Effect of beneficial conversion feature                 240,333            --
    Accretion of debt discount                                9,324            --
    Amortization of debt issuance costs                         893            --
    Write off of syndicated costs                           360,000           750
    Common stock issued for services                          3,250       277,950
    Common stock issued for compensation                    387,533       800,797
    Common stock issued for interest                         53,111            --
    Gain on extinguishment of debt                          (36,688)           --
    Loss on embedded derivative liability                 2,082,121            --
  Changes in operating assets and liabilities:
      Accounts receivable                                     1,784        (1,994)
      Employee receivable                                        --         5,771
      Other current assets                                   (2,146)        4,936
      Inventories                                             4,242        24,473
      Accounts payable and accrued liabilities               46,506       227,030
                                                        -----------   -----------
        Net cash used in operating activities              (467,482)     (132,734)
                                                        -----------   -----------
Cash flows from investing activities:
  Purchase of fixed assets                                   (7,233)       (8,090)
                                                        -----------   -----------
        Net cash used in investing activities                (7,233)       (8,090)
                                                        -----------   -----------
Cash flows from financing activities:
  Net proceeds from convertible notes                       513,800            --
  Repayment of convertible notes payable                    (30,000)           --
  Proceeds from the sale of Common stock                    146,450        99,700
  Proceeds from collection of subscription receivable            --        31,000
                                                        -----------   -----------
        Net cash provided by financing activities           630,250       130,700
                                                        -----------   -----------
(Decrease)/Increase in cash and cash equivalents            155,535       (10,124)
Cash and cash equivalents, beginning of period                7,560        17,684
                                                        -----------   -----------
Cash and cash equivalents, end of period                    163,095         7,560
                                                        ===========   ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                      2,040            --
                                                        ===========   ===========
  Cash paid for income taxes                                     --            --
                                                        ===========   ===========

                 See accompanying notes to financial statements

                            HEALTHRENU MEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Background and Summary of Significant Accounting Policies

Background

HealthRenu Medical, Inc. (the "Company" or "HealthRenu"), a Nevada corporation, is headquartered in Houston, Texas. The Company provides raw materials to a third party manufacturing company who produces various skin care products that are purchased and distributed by the Company primarily to the home health care and other medical markets in the United States.

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

On February 29, 2004, the Company entered into an agreement with a stockholder and former owner of the non-public entity to exchange 100% of the issued and outstanding shares of Health Renu, Inc., a Delaware corporation, and certain assets and liabilities of the Company for a return of 25,000 shares of common stock of the Company (which the Company has not yet received and has placed $-0-value on due to the uncertainty of receipt of these shares) and exclusive rights to the formulas to produce its products. The disposition of these assets and liabilities resulted in the Company recording additional paid-in capital of $15,468.

Following is a summary of the Company's significant accounting policies.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from those estimates.

Restatements

Restatements of 2005 information previously reported were made. See Note 16 for details.

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

The Company establishes an allowance for doubtful accounts based upon the aging of customer balances and the likelihood of collection. As of September 30, 2005, the Company has determined that no allowance for doubtful accounts is necessary.

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

Inventories

Inventories consist of raw materials, work-in-process and finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of September 30, 2005 the Company has determined that no reserve for inventory obsolescence is necessary.

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

Debt Issuance Costs

Debt issuance costs are deferred and recognized, using the effective interest method, over the expected term of the related debt.

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

2. Going Concern

During the years ended September 30, 2005 and 2004, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

                                          2005          2004
                                      -----------   -----------
Net loss                              $(3,619,434)  $(1,479,631)
Negative cash flows from operations      (467,482)     (132,734)
Negative working capital               (2,785,338)     (160,722)
Accumulated deficit                    (6,422,987)   (2,803,553)
Stockholder deficit                    (2,648,763)     (156,675)

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

3. Inventories

Inventories consist of the following at September 30, 2005 and 2004:

                                   2005      2004
                                 -------   -------
Work-in-process                  $    --   $14,000
Finished goods                    18,188     8,430
                                 -------   -------
                                 $18,188   $22,430
                                 =======   =======

4. Property and Equipment

Property and equipment consisted of the following at September 30,2005 and 2004:

                                   2005      2004
                                 -------   -------
Furniture and fixtures           $ 9,314   $ 2,893
Buildings and equipment            5,335     5,552
Software                           1,029        --
                                 -------   -------
                                  15,678     8,445
Less: accumulated depreciation    (6,086)   (4,397)
                                 -------   -------
  Property and equipment, net    $ 9,592   $ 4,048
                                 =======   =======

Depreciation expense for the years ended September 30, 2005 and 2004 was $1,689 and $2,135, respectively.

5. Deferred Loan Costs

In connection with the Convertible Notes Payable described in Note 7 below, the Company incurred certain direct expenses as a result of these debt agreements. As of September 30, 2005 the total costs capitalized by the Company were $137,200. These deferred loan costs are being amortized using the effective interest method over the three-year estimated life of the related debt agreements. The Company recorded $893 of amortization expense during the year ended September 30, 2005 related to these deferred loan costs which are included in the statement of operations as additional interest and financing expense. The accumulated amortization of deferred loan costs was $893 at September 30, 2005.

6. Note Payable

In May 2005 the Company entered into a SEDA agreement (See Note 10). In conjunction with this agreement, the Company entered into a promissory note for $188,843 to pay for certain of its financing costs associated with this agreement. The note bears interest at 12% per year and matured on October 3, 2005. This note has been verbally extended and is due on demand. The note is not collateralized. Due to the contingencies associated with the completion of the SEDA agreement, this amount has been expensed and included in write off of syndication costs in the statement of operations for the year ended September 30, 2005.

7. Convertible Notes Payable

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

In August and September 2005, the Company entered into agreements to issue convertible promissory notes and received proceeds of $410,800, net of $137,200 offering costs. The notes are for a term of three years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the note at any time on or after the issuance date of the note. The notes are convertible at 85% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders were also granted two warrants to purchase the Company's common stock to become exercisable for each share of common stock to be issued upon conversion of the notes with each warrant to purchase one share of common stock at an exercise price of 125% and 150%, respectively, of the conversion price of the notes then in effect. These warrants will expire on October 31, 2009.

Since the number of warrants to become exercisable in connection with the convertible note issuance is indeterminable, it has been classified as a derivative instrument based on the guidance of SFAS No. 133 and EITF 00-19 (see
Note 15 below for further discussion).

8. Income Taxes

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

The composition of deferred tax assets and liabilities and the related tax effects at September 30, 2005 and 2004 are as follows:

                                            2005        2004
                                         ---------   ---------
Deferred tax assets:
  Net operating losses                   $ 834,701   $ 626,817
  Valuation allowance                     (834,701)   (626,817)
                                         ---------   ---------
    Net deferred tax asset (liability)   $      --   $      --
                                         =========   =========

The difference between the income tax benefit in the accompanying statement of operations and the amount that would result if the U.S. federal statutory rate of 34% were applied to pre-tax loss for the years ended September 30, 2005, and 2004 is as follows:

                                     2005                   2004
                            ---------------------   -------------------
                               Amount     Percent     Amount    Percent
                            -----------   -------   ---------   -------
Benefit for income tax at
  federal statutory rate    $ 1,230,608     34.0%   $ 503,075     34.0%
Non-deductible expense       (1,022,724)   (28.3)    (321,783)   (21.7)
Increase in valuation
  allowance                    (207,884)   (5.7)     (181,292)   (12.3)
                            -----------    ----     ---------    ----
                            $        --     --%     $      --      --%
                            ===========    ====     =========    ====

9. Commitments and Contingencies

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

                      Operating
                        Leases
                       --------
2006                   $ 36,797
2007                     41,713
2008                     42,952
2009                     14,455
                       --------
                       $135,917

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

The Company is from time to time party to certain litigation arising in the normal course of business. Management believes that such litigation will not have a material impact on the Company's financial position or results of operations.

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

10. Standby Equity Distribution Agreement

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

11. Preferred Stock

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

12. Stock Warrants

In September 2005 the Company granted warrants to certain consultants and placement agents to purchase 1,587,237 shares of the Company's common stock exercisable at $0.30 to $.50 per share, at which time the trading price ranged from $0.31 to $0.44 per share. The warrants were fully vested, exercisable at the date of grant and expire on October 31, 2009.

As a result of the Company's determination that their convertible notes as described in Note 15 result in an indeterminate number of shares to be issued the warrant instruments described above and listed below are being valued as embedded derivatives consistent with SFAS No. 133. The fair value of these warrants are recorded in the Company's balance sheet as a component of derivative liability with changes in the values of these embedded derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability."

A summary of the Company's stock warrant activity and related information is as follows:

                                                Weighted
                                                 Average
                                    Number of   Exercise
                                      Shares      Price
                                    ---------   --------
Outstanding at September 30, 2003          --   $     --
  Granted                                  --         --
  Exercised                                --         --
  Forfeited                                --         --
                                    ---------   --------
Outstanding at September 30, 2004          --         --
  Granted                           1,587,237       0.46
  Exercised                                --         --
  Forfeited                                --         --
                                    ---------   --------
Outstanding at September 30, 2005   1,587,237   $   0.46
                                    =========
Exercisable at September 30, 2005   1,587,237
                                    =========

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

13. Related Party Transactions

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

14. Non-Cash Investing and Financing Activities

During the years ended September 30, 2005 and 2004, the Company engaged in certain non-cash investing and financing activities as follows:

                                                       2005       2004
                                                     --------   --------
Issuance of note payable for funding costs           $188,843   $     --
                                                     ========   ========
Common stock issued for funding costs                $171,157   $     --
                                                     ========   ========
Common stock issued for conversion of notes          $ 73,000   $     --
                                                     ========   ========
Issuance of common stock as payment of liability     $ 52,512   $ 60,773
                                                     ========   ========
Transfer of property for reduction in accrued
  liability                                          $     --   $  3,632
                                                     ========   =========
      Sale of common stock for subscription
        receivable recorded
        in other current assets                      $     --   $  2,500
                                                     ========   ========
      Sale of assets for reduction in liabilities:
        Accounts receivable                          $     --   $  1,994
                                                     ========   ========
        Other asset                                  $     --   $     64
                                                     ========   ========
        Fixed assets                                 $     --   $ 50,129
                                                     ========   ========
        Notes payable                                $     --   $(15,403)
                                                     ========   ========
        Accounts payable                             $     --   $(52,252)
                                                     ========   ========

15. Derivatives

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

            3. Warrants to purchase common stock issued to placement agent ("Placement Warrants")

            4. Warrants to purchase common stock issued to consultants ("Consulting Warrants")

Based on the guidance in SFAS 133 and EITF 00-19, the Company concluded that these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible notes payables and warrants issued as embedded derivatives.

Pursuant to SFAS 133, the Company bifurcated the conversion feature from the Notes Payable because the conversion price is not fixed and the Notes Payable are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

Furthermore, the Company concluded that the exercise price and the number of shares to be issued under the Placement Warrants and the Consulting Warrants are fixed. However, since the Notes Payable were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. The Company is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, HealthRenu is concurrently restating its financial statements for the year ended September 30, 2005 and each of the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of September 30, 2005 is as follows:

                      Embedded derivative
                       liability balance
                       September 30, 2005
                      -------------------
Notes Payable               $1,933,729
Placement Warrants             213,835
Consulting Warrants            482,557
                            ----------
             Total:         $2,630,121

The impact on statements of operations for the years ended September 30, 2005 and 2004 is as follows:

Gain (loss) on embedded Derivative liabilities:

                                          year ended
                            --------------------------------------
                            September 30,2005   September 30, 2004
                            -----------------   ------------------
Notes Payable                  $(1,516,937)             $--
Placement Warrants                (176,338)              --
Consulting Warrants               (388,846)              --
                               -----------              ---
  Total gain (loss) on
    embedded derivative
    liabilities:               $(2,082,121)             $--
                               -----------              ---

16. Restatement

The Company has restated its annual financial statements from amounts previously reported on September 30, 2005. The Company previously recorded the convertible features of its debt as a beneficial conversion feature and reflected such discount as a reduction in the debt as a discount. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Notes Payable and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Notes Payable and warrants related to the debt have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 15 was added to disclose the derivative instrument liabilities and provide information on subsequent changes.

The Company is required to record the fair value of the conversion features and the warrants on the balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the statement of operations for the year ended September 30, 2005, was an increase in the net loss attributable to common shareholders of $2,082,121. Basic earnings (loss) attributable to common shareholders per share for the year ended September 30, 2005 increased $0.06 per share.

The Company has also determined that costs related to certain debt agreements were directly related to these debt agreements and therefore are now accounted for as deferred loan costs net of accumulated amortization rather than as equity. Additionally the Company has added Note 5 to provide information related to these assets.

The effect of the (non-cash) changes related to accounting for these deferred loan costs on the statement of operations for the twelve months ended September 30, 2005 was an increase in the Company's net loss attributable to common shareholders of $893. The cumulative effect on the balance sheet as of September 30, 2005 was an additional deferred loan cost net of accumulated amortization of $136,037.

Basic earnings (loss) attributable to common shareholders per share for the year ended September 30, 2005 increased $0.06 per share for the cumulative effect of the adjustments.

                            HEALTHRENU MEDICAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

      Restatement, continued

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                                                                      As of September 30, 2005
                                                            -------------------------------------------
                                                            As Reported   Adjustments       As Restated
                                                            -----------   -----------       -----------
SUMMARY BALANCE SHEET
ASSETS
Current assets:
Cash and cash equivalents                                   $   163,095   $        --       $   163,095
Accounts receivable                                                 716            --               716
Inventories                                                      18,188            --            18,188
Prepaid expense                                                   2,146            --             2,146
                                                            -----------   -----------       -----------
  Total current assets                                          184,145            --           184,145
                                                            -----------   -----------       -----------
Property and equipment, net                                       9,592            --             9,592
Deferred Financing Costs, net                                        --       136,307 (a)       136,307
                                                            -----------   -----------       -----------
Total assets                                                $   193,737   $   136,307       $   330,044
                                                            ===========   ===========       ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable                                            $   117,863   $        --       $   117,863
Accounts payable-stockholder                                      2,329            --             2,329
Accrued liabilities                                              27,403         2,924 (b)        30,327
Note payable                                                    188,843            --           188,843
Derivative liability                                                 --     2,630,121 (c)     2,630,121
                                                            -----------   -----------       -----------
  Total current liabilities                                     336,438     2,633,045         2,969,483
                                                            -----------   -----------       -----------
Convertible notes payable                                        10,960        (1,636)(d)         9,324
Total liabilities                                               347,398     2,631,409         2,978,807
                                                            ===========   ===========       ===========
Stockholders' deficit:
Convertible preferred stock, Series 2000A, $0.001 par
  value; 1,500,000 shares authorized, 1,763 shares issued
  and outstanding at September 30, 2005                               2           --                  2
Common stock, $0.001 par value; 150,000,000 shares
  authorized, 25,019,589 shares issued and outstanding at
  September 30, 2005                                             25,620           --             25,620
Additional paid-in capital                                    4,616,672      (868,070)(e)     3,748,602
Accumulated deficit                                          (4,795,955)   (1,627,032)(f)    (6,442,987)
                                                            -----------   -----------       -----------
  Total stockholders' deficit                                  (153,661)   (2,495,102)       (2,648,763)
                                                            -----------   -----------       -----------
  Total Liability and Stockholders' deficit                     193,737       136,307           330,044
                                                            ===========   ===========       ===========

(a) To record net deferred loan costs associated with the 2005 convertible notes payable.

(b)   To adjust accrued interest to actual based upon previous errors.

(c)   To record the estimated fair value of warrants and embedded derivatives.

(d) To adjust debt discount to actual resulting from errors in the initial establishment of debt discounts resulting from accounting for embedded derivatives and warrants.

(e) To adjust additional paid-in capital for derivative instruments previously considered having beneficial conversion features. Included in this adjustment is the effect of the prior consideration of convertible notes payable previously considered having beneficial conversion features ($410,800) and warrants that are now included in the Company's estimated embedded derivative liability that were previously recorded as additional paid-in capital. ($457,270).

(f) To close out the adjustments to the statement of operation below to accumulated deficit.

                            HEALTHRENU MEDICAL, INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

      Restatement, continued

                                                  For the year ended September 30, 2005
                                              -------------------------------------------
                                              As Reported   Adjustments       As Restated
                                              -----------   -----------       -----------
SUMMARY STATEMENT OF OPERATIONS
Sales                                               9,785            --             9,785
Cost of sales                                      13,458            --            13,458
                                               ----------   -----------        ----------
Gross profit (loss)                                (3,673)           --            (3,673)
General and administrative expenses            (1,347,138)      457,270 (a)      (889,868)
                                               ----------   -----------        ----------
Loss from operations                           (1,350,138)           --          (893,541)
                                               ==========   ===========        ==========
Other income/(expense)
Write down of syndicated costs                   (360,000)           --          (360,000)
Interest and financing expense                   (318,279)       (2,181)(b)      (320,460)
Gain on extinguishment of debt                     36,688            --            36,688
Loss on embedded derivative liability                  --    (2,082,121)(c)    (2,082,121)
                                               ----------   -----------        ----------
  Total other income (expense), net              (641,591)   (2,084,302)       (2,725,893)
                                               ----------   -----------        ----------
Net loss                                       (1,992,402)   (1,627,032)       (3,619,434)
                                               ==========   ===========        ==========
Weighted average shares outstanding            27,398,634            --        27,398,634
Basic and diluted net loss per common share         (0.07)        (0.06)            (0.13)

(a) To adjust general and administrative expense as a result of the Company's determination that certain equity instruments are to be recorded as derivatives. This adjustment represents warrants that were previously reported as a component of General and Administrative expense but are now considered in the Company's estimated embedded derivative liability.

(b) To adjust interest expense to actual based upon amortization errors, to record current period deferred loan cost amortization, and to adjust the accretion of debt discounts

(c) To record the expense associated with the fair value of warrants of and embedded derivatives less the amount recorded as debt discount related to the convertible notes.

                                  Exhibit Index

10.1 First Amendment to Office Building Lease Agreement effective as of January 1, 2006 between the Registrant and Denmark House Investments, Ltd.

31 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002