Form 10QSB/A
period 2005-12-31
HEALTHRENU MEDICAL INC
filed 2006-10-23
CIK 791118

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A-2
(Mark One)

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

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                                PAST FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2005 the issuer had 26,082,089 shares of common stock, $0.001 par value per share, outstanding.

          Transitional Small Business Disclosure Format: Yes |_|  No |X|

                       Statement Regarding This Amendment

We are amending our Quarterly Report on Form 10QSB/A for the quarter ended December 31, 2005 as previously filed on April 6, 2006. We have identified certain accounting errors related to the recording of our debt arrangements. We have performed an analysis of our existing debt agreements and have concluded that we incorrectly recorded our debt obligations and associated warrants. Our analysis determined that the warrants associated with our convertible notes payable are derivatives as defined under SFAS No. 133 and EITF 00-19. We also did not appropriately account for financing costs incurred as a direct result of these debt arrangements. Accordingly, we are also amending our Form 10-KSB/A for the year ending September 30, 2005; our Form 10-QSB/A for the six months ended March 31, 2006; and our Form 10-QSB for the nine months ended June 30, 2006.

As a result of this analysis, warrants issued to consultants and the conversion features of the convertible notes payable and associated warrants have been accounted for as derivative instrument liabilities. Additionally, the embedded conversion features of the notes payable have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. We have added footnote 10 to disclose the derivative instrument liabilities and provide information on subsequent changes.

We are required to record the fair value of the conversion features and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The effect of the (non-cash) changes related to accounting separately for these derivative instruments on our statement of operations for the three months ended December 31, 2005, was an increase in our net loss attributable to common shareholders of $302,136. Basic earnings (loss) attributable to common shareholders per share for the three months ended December 31, 2005 increased $0.01 per share. The cumulative effect on our balance sheet as of December 31, 2005 was an additional derivative liability of $2,932,257.

During our analysis we noted that costs directly associated from our debt arrangements were originally treated as a reduction in additional paid-in-capital and as a result of this amendment are now recorded as deferred loan costs net of applicable accumulated amortization. We have added footnote 5 to disclose the deferred loan costs and provided information on subsequent changes. The effect of the (non-cash) changes related to accounting for these deferred financing costs on our statement of operations for the three months ended December 31, 2005 was an increase in our net loss attributable to common shareholders of $11,434. The cumulative effect on our balance sheet as of December 31, 2005 was an additional deferred financing cost net of accumulated amortization of $124,873.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A-2 is unchanged from the Amended Quarterly Report on Form 10-QSB/A previously filed by us on April 6, 2006. This Amended Quarterly Report on Form 10-QSB/A-2 does not attempt to modify or update any other disclosures set forth in the Form 10-QSB and Form 10-QSB/A previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein. This amendment should also be read in conjunction with our amended Annual Report on from 10-KSB/A-2 for the year ended September 30, 2005 and our amended Quarterly Report on Form 10-QSB/A-2 for the quarter ended March 31, 2006 and Form 10-QSB/A for the quarter ended June 30, 2006, together with any subsequent amendments thereof.

                            HEALTHRENU MEDICAL, INC.
                                 FORM 10-QSB/A-2
                     FOR THE QUARTER ENDED DECEMBER 31, 2005
                                      INDEX

                          PART 1-FINANCIAL INFORMATION                     PAGE
                                                                           ----

ITEM 1. FINANCIAL STATEMENTS

         Unaudited Balance Sheets as of December 31,
           2005 and September 30, 2005                                       4

         Unaudited Statement of Operations for the
           three months ended December 31, 2005 and 2004                     5

         Unaudited Statement of Stockholders' Equity
           for the three months ended December 31, 2005                      6

         Unaudited Statement of Cash Flows for the
           three months ended December 31, 2005 and 2004                     7

         Notes to Unaudited Financial Statements                            8-18

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                              19-36

ITEM 3.  CONTROLS AND PROCEDURES                                           37-38

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  39

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS               39

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    39

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                39

ITEM 5.  OTHER INFORMATION                                                  39

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                    40

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.
                                 BALANCE SHEETS
                    December 31, 2005 and September 30, 2005
                                   (Unaudited)

                                                                    December 31,    September 30,
                                                                        2005             2005
     ASSETS
     ------                                                        -------------    -------------
                                                                     (Restated)       (Restated)
Current assets:
  Cash and cash equivalents                                        $         226    $     163,095
  Accounts receivable                                                      1,689              716
  Inventories                                                             22,042           18,188
  Prepaid expense                                                          2,146            2,146
                                                                   -------------    -------------

    Total current assets                                                  26,103          184,145

Property and equipment, net                                               13,545            9,592
Deferred loan costs, net                                                 124,873          136,307
                                                                   -------------    -------------

      Total assets                                                 $     164,521    $     330,044
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                 $     218,810    $     117,863
  Accounts payable-stockholder                                                --            2,329
Accrued liabilities                                                       44,070           30,327
  Note payable                                                           188,843          188,843
Derivative liability                                                   2,932,257        2,630,121
                                                                   -------------    -------------

Total current liabilities                                              3,383,980        2,969,483
                                                                   -------------    -------------

Convertible notes payable, net                                            46,362            9,324

Total liabilities                                                      3,430,342        2,978,807
                                                                   -------------    -------------

Stockholders' deficit:
  Convertible preferred stock, Series 2000A, $0.001 par
    value; 1,500,000 shares authorized, 1,763 shares issued and
    outstanding at December 31, 2005 and September 30, 2005                    2                2
  Common stock, $0.001 par value; 150,000,000 shares authorized,
    26,082,089 and 25,619,589 shares issued and outstanding at
    December 31, 2005 and September 30, 2005, respectively                26,082           25,620
  Additional paid-in capital                                           3,749,390        3,748,602
  Accumulated deficit                                                 (7,041,295)      (6,422,987)
                                                                   -------------    -------------

      Total stockholders' deficit                                     (3,265,821)      (2,648,763)
                                                                   -------------    -------------

        Total liabilities and stockholders' deficit                $     164,521    $     330,044
                                                                   =============    =============

                See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                            STATEMENTS OF OPERATIONS
              for the three months ended December 31, 2005 and 2004
                                   (Unaudited)


                                                  Three Months Ended
                                                      December 31,
                                                  2005
                                               (Restated)         2004
                                              ------------    ------------

Sales                                         $      5,364    $      3,753

Cost of sales                                        1,083             948
                                              ------------    ------------

    Gross profit (loss)                              4,281           2,805

General and administrative expenses                255,266         349,278
                                              ------------    ------------

    Loss from operations                          (250,985)       (346,473)

Interest and financing expense                     (65,187)            (11)
Loss on embedded derivative liability              302,136              --
                                              ------------    ------------

    Net loss                                  $   (618,308)   $   (346,484)
                                              ============    ============

Weighted average shares outstanding             25,629,589      26,073,972
                                              ============    ============

Basic and diluted net loss per common share   $      (0.02)   $      (0.01)
                                              ============    ============

           See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                        STATEMENT OF STOCKHOLDERS' DEFCIT
                  for the three months ended December 31, 2005
                                   (Unaudited)

------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
                                  Preferred                    Common        Common      Additional
                                    Stock        Amount         Stock         Stock        Paid In     Accumulated       Total
                                   Shares                      Shares        Amount        Capital        Deficit
------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at September 30, 2005          1,763  $          2    25,619,589  $     25,620  $  3,748,602   $ (6,422,987)  $ (2,648,763)
------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Common stock issued for                   --            --        12,500            12         1,238             --          1,250
consulting services
------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Rescinding the previous                    _             _       450,000           450          (450)             _              _
cancellation common stock
------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Net loss                                  --            --            --            --            --       (618,308)      (618,308)
------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2005           1,763  $          2    26,082,089  $     26,082  $  3,749,390   $ (7,041,295)  $ (3,265,821)
(Restated)
------------------------------  ------------  ------------  ------------  ------------  ------------   ------------   ------------

                See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                             STATEMENT OF CASH FLOWS
              for the three months ended December 31, 2005 and 2004
                                   (Unaudited)

                                                                       Three Months Ended
                                                                          December 31,
                                                                   --------------------------
                                                                    (Restated)
                                                                   -----------    -----------
                                                                       2005           2004
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $  (618,308)   $  (346,484)
  Adjustments  to  reconcile  net  loss  to  net  cash  used  in operating activities:
    Depreciation                                                           190            359
    Common stock issued as compensation                                     --            750
    Amortization of debt issuance costs                                 11,434             --
    Amortization of debt discount                                       37,037             --
    Loss on embedded derivative liability                              302,136             --
    Common stock issued for services                                     1,250        300,000
  Changes in operating assets and liabilities:
      Accounts receivable                                                 (973)        (1,389)
      Other current assets                                                  --         (2,086)
      Inventories                                                       (3,854)           665
      Accounts payable                                                 100,947        (18,266)
      Accrued liabilities                                               13,744          9,106
                                                                   -----------    -----------
        Net cash used in operating activities                         (156,397)       (57,345)
                                                                   -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                              (4,143)            --
                                                                   -----------    -----------
        Net cash used in investing activities                           (4,143)            --
                                                                   -----------    -----------

Cash flows from financing activities:
  Common stock issued for cash                                              --         30,450
  Change in accounts payable - stockholder                              (2,329)            --
  Issuance of convertible promissory notes                                  --         25,600
  Payment received on stock subscription receivable                         --          2,500
                                                                   -----------    -----------
        Net cash (used) provided by financing activities                (2,329)        58,550
                                                                   -----------    -----------

(Decrease)/Increase in cash and cash equivalents                      (162,869)         1,205
Cash and cash equivalents, beginning of period                         163,095          7,560
                                                                   -----------    -----------
Cash and cash equivalents, end of period                                   226          8,765
                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                    --             --
                                                                   ===========    ===========
  Cash paid for income taxes                                                --             --
                                                                   ===========    ===========
  Non-cash investing and financing activities:
    Issuance of common stock as payment of liability                        --         52,512
                                                                   ===========    ===========

                 See accompanying notes to financial statements

                            HEALTHRENU MEDICAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim financial statements have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, pursuant to such rules and regulations. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto of HealthRenu Medical, Inc. included in the Company's Annual Report on Form 10-KSB/A-2 for the year ended September 30, 2005. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Restatements

Restatements of 2005 information previously reported were made. See Note 11 for details.

2. Organization

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

The Company establishes an allowance for doubtful accounts based upon the aging of customers balances and the likelihood of collection. As of December 31, 2005 the Company has determined that no allowance for doubtful accounts is necessary.

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

Inventories

Inventories consist solely of finished goods and are stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of December 31, 2005, the Company has determined that no reserve for inventory obsolescence is necessary.

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

4. Going Concern

During the three months ended December 31, 2005, the Company has continued to accumulate payables to its vendors and has experienced negative financial results as follows:

Net loss                                                      $  (618,308)

Negative cash flows from operations                           $  (158,726)

Negative working capital                                      $(3,357,877)

Accumulated deficit                                           $(7,041,295)

Stockholders' deficit                                         $(3,265,821)

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

5. Deferred Loan Costs

In connection with the Convertible Notes Payable described in Note 7 below the Company incurred certain direct expenses as a result of these debt agreements. As of December 31, 2005 the total costs capitalized by the Company were $137,200. These deferred loan costs are being amortized using the effective interest method over the three-year estimated life of the related debt agreements. The Company recorded $11,434 of amortization expense during the three month period ending December 31, 2005 related to these deferred loan costs which are included in the statement of operations as additional interest and financing expense. The accumulated amortization of deferred loan costs was $12,327 at December 31, 2005.

6. Litigation

The Company is party to certain litigation arising in the normal course of business from time to time. Management believes that such litigation will not have a material impact on the Company's financial position or results of operations. In addition, the Company is a party to the below described litigation.

In October 2005, a stockholder filed a lawsuit against the Company, its chief executive officer and a former chief executive officer, in the District Court for the City and County of Denver, State of Colorado. The stockholder claims he was issued 44,000 shares of common stock of AGTSports, Inc., a Colorado corporation and the Company's predecessor, prior to 1997 which shares were intended to be "non-dilutive" and that he purchased 44,000 additional shares in May 1997. He further claims that he was not given notice of or an opportunity to vote with the respect to the reincorporation and exchange transaction in September 2003 whereby the Company became HealthRenu Medical, Inc. and that he was prevented from liquidating his shares at $8.50 per share. The stockholder alleges various claims for relief based upon negligent and fraudulent misrepresentation and concealment, civil conspiracy, civil theft, breach of fiduciary duty, breach of contract, failure to provide notice of dissenter rights, violation of the Colorado Securities Act, and intentional infliction of emotional distress. The stockholder seeks relief including compensation for his stock, forfeited opportunities to liquidate his stock, actual, compensatory and punitive damages, costs and attorney fees and treble damages with respect to his civil theft claim. The Company believes this complaint is without merit and has filed an answer to defend against such complaint.

7. Convertible Notes Payable

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

Since the number of warrants to become exercisable in connection with both convertible note issuances are indeterminable, they have been classified as a derivative instrument based on the guidance of SFAS No. 133 and EITF 00-19 (see
Note 10 below for further discussion).

8.  Related Party Transaction

During the three months ended December 31, 2004, the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. However, based on the quoted market price of $0.17 per share, the Company recorded additional compensation expense of $300,000 in the statement of operations for the three months ended December 31, 2004. No other material related party transactions have taken place subsequent to those disclosed above.

9. Common Stock

In May 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

10. Derivatives

The Company evaluated the application of SFAS No. 133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

            1.    Convertible notes payable ("Notes Payable")

            2. Warrants to purchase common stock associated with the notes payables ("Note Warrants")

            3. Warrants to purchase common stock issued to placement agent ("Placement Warrants")

            4. Warrants to purchase common stock issued to consultants ("Consulting Warrants")

Based on the guidance in SFAS No. 133 and EITF 00-19, the Company concluded that these instruments were required to be accounted for as derivatives. SFAS 133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the Notes Payable and warrants issued as embedded derivatives.

Pursuant to SFAS No. 133, the Company bifurcated the conversion feature from the Notes Payable because the conversion price is not fixed and the Notes Payable are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

Furthermore, the Company concluded that the exercise price and the number of shares to be issued under the Placement Warrants and the Consulting Warrants are fixed. However, since the Notes Payable were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. The Company is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, HealthRenu is concurrently restating its financial statements for the year ended September 30, 2005, and each of the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.

The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of December 31, 2005 is as follows:

                                                             Embedded derivative
                                                              liability balance
                                                              December 31, 2005
                                                             -------------------
Notes Payable                                                $         2,569,872
Placement Warrants                                                       111,323
Consulting Warrants                                                      251,062
                                                             -------------------
                                            Total:           $         2,932,257

The impact on statements of operations as of the three months ended December 31, 2005 is as follows:

               Gain (loss) on embedded
               ------------------------
               Derivative liabilities:       three months ended
               ------------------------      ------------------
                                             December 31, 2005
                                             ------------------
               Notes Payable                 $         (636,144)
               Placement Warrants                       102,512
               Consulting Warrants                      231,496
                                             ------------------
                   Total gain (loss) on
                   embedded derivative
                   liabilities:              $         (302,136)
                                             ------------------


11. Restatement of Financial Statements

The Company has restated its quarterly financial statements from amounts previously reported December 31, 2005. The Company has determined that certain financial instruments issued by the Company contain features that require the Company to account for these features as derivative instruments. Accordingly, warrants issued to consultants, the conversion features of the Notes Payable and associated warrants have been accounted for as derivative instrument liabilities rather than as equity. Additionally, the embedded conversion features of the Notes Payable and warrants related to the debt, have been bifurcated from the debt and accounted for separately as derivative instrument liabilities. Note 10 was added to disclose the derivative instrument liabilities and provide information on subsequent changes.

The Company is required to record the fair value of the conversion features and the warrants on each balance sheet date at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on derivative instrument liabilities." The effect of the (non-cash) changes related to accounting separately for these derivative instrument liabilities and modifying the estimated volatility, on the statement of operations for the three months ended December 31, 2005, was an increase in the net loss attributable to common shareholders of $302,136. Basic earnings (loss) attributable to common shareholders per share for the three months ended December 31, 2005 increased $0.01 per share.

The Company has also determined that costs related to certain debt agreements were directly related to these debt agreements and therefore are now accounted for as deferred loan costs net of accumulated amortization rather than as equity. Additionally the Company has added Note 5 to provide information related to these assets.

The effect of the (non-cash) changes related to accounting for these deferred loan costs on the statement of operations for the three months ended December 31, 2005 was an increase in the Company's net loss attributable to common shareholders of $11,434. The cumulative effect on the balance sheet as of December 31, 2005 was an additional deferred financing cost net of accumulated amortization of $124,873. Basic earnings (loss) attributable to common shareholders per share for the three month period ended December 31, 2005 increased $0.01 per share.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                                                           As of December 31, 2005
                                                As Reported       Adjustments            As Restated
SUMMARY BALANCE SHEET
------------------------------------------
     ASSETS
     ------
 Current assets:
  Cash and cash equivalents                   $          226    $           --          $          226
  Accounts receivable                                  1,689                --                   1,689
  Inventories                                         22,042                --                  22,042
  Prepaid expense                                      2,146                --                   2,146
                                              --------------    --------------          --------------

    Total current assets                              26,103                --                  26,103

Property and equipment, net                           13,545                --                  13,545

Deferred financing costs                                  --           124,873    (a)          124,873
                                              --------------    --------------          --------------
Total assets                                  $       39,648    $      124,873          $      164,521
                                              ==============    ==============          ==============

LIABILITIES AND
---------------
STOCKHOLDERS' DEFICIT
---------------------

Current liabilities:
  Accounts payable                            $      218,810    $           --          $      218,810
  Accounts payable-stockholder                            --                --                      --
  Accrued liabilities                                 41,057             3,013    (b)           44,070
  Note payable                                       188,843                --                 188,843
  Derivative liability                                    --         2,932,257    (c)        2,932,257
                                              --------------    --------------          --------------

    Total current liabilities                        448,710         2,935,270               3,383,980

Convertible notes payable                             56,001            (9,639)   (d)           46,362

Total liabilities                                    504,711         2,925,631               3,430,342
                                              --------------    --------------          --------------

Stockholders' deficit:
  Convertible preferred stock, Series 2000A                2                --                       2
  Common stock                                        26,082                --                  26,082
  Additional paid-in capital                       4,617,460          (868,070)   (e)        3,749,390
  Accumulated deficit                             (5,108,607)       (1,932,688)   (f)       (7,041,295)
                                              --------------    --------------          --------------

   Total stockholders' deficit                      (465,063)       (2,800,758)             (3,265,821)
                                              --------------    --------------          --------------
Total Liabilities and Stockholders' Deficit           39,648           124,873                 164,521
                                              --------------    --------------          --------------


      (a) To record net deferred loan costs associated with the 2005 convertible notes payable.
      (b)   To adjust accrued interest to actual based upon previous errors.
      (c) To record the estimated fair value of warrants and embedded derivatives.
      (d) To adjust debt discount to actual resulting from errors in the initial establishment of debt discounts resulting from accounting for embedded derivatives and warrants.
      (e) To adjust additional paid-in capital for derivative instruments previously considered having beneficial conversion features. Included in this adjustment is the effect of the prior consideration of convertible notes payable previously considered having beneficial conversion features ($410,800) and warrants that are now included in the Company's estimated embedded derivative liability that were previously recorded as additional paid-in capital. ($457,270).
      (f) To adjust accumulated deficit for the correction of prior period errors including those mentioned above and to close out the adjustments to the statement of operation to accumulated deficit. See the Company's September 30, 2005 form10KSB/A-2 or subsequent amendments thereof.

                                               For the three months ended December 31, 2005
                                           As Reported         Adjustments           As Restated
  SUMMARY STATEMENT OF
  --------------------
       OPERATIONS
       ----------
Sales                                   $         5,364    $            --          $         5,364
Cost of sales                                     1,083                 --                    1,083
                                        ---------------    ---------------          ---------------
Gross profit (loss)                               4,281                 --                    4,281
General and administrative expenses             255,266                 --                  255,266
                                        ---------------    ---------------          ---------------
Loss from operations                           (250,985)                --                 (250,985)
Interest and financing expense                  (61,667)            (3,520)   (a)           (65,187)
Other income/(expense)
Loss on embedded derivative liability                --           (302,136)   (b)          (302,136)

Net loss                                $      (312,652)   $       305,656)         $      (618,308)
                                        ===============    ===============          ===============

Weighted average shares outstanding          25,629,589                 --               25,629,589

Basic and diluted net loss per common
share                                   $         (0.01)   $         (0.01)         $         (0.02)

(a) To adjust interest expense to actual based upon amortization errors, to record current period deferred loan cost amortization, and to adjust the accretion of debt discounts.
(b) To record changes in the estimated fair value of warrants and embedded derivatives.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this "Management's Discussion and Analysis" and elsewhere in this report. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB/A-2 for the year ended September 30, 2005.

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

Gross profit increased from $2,805 for the three months ended December 31, 2004 to $4,281 for the three months ended December 31, 2005. The increase in gross profit is due to increased sales volume.

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

Gain (loss) on derivative instruments liabilities. We recognized a loss on derivative instruments of $302,136 during the three months ended December 31, 2005 compared to no activity during the quarter ended December 31, 2004, an increase of $302,136. The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrants and debt instruments were issued during August and September of 2005.

Interest and financing expense increased from $11 for three months ended December 31, 2004 to $65,187 for the three months ended December 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible note payable and $53,754 of amortized debt issuance costs recorded in the three months ended December 31, 2005.

We recorded a loss from operations of $346,473 for the three months ended December 31, 2004 compared to a loss from operations of $250,985 for the three months ended December 31, 2005. The decrease in loss from operations is principally due to the decrease in general and administrative expenses.

We reported a net loss of $346,484 for the three months ended December 31, 2004 compared to a net loss of $618,308 for the three months ended December 31, 2005. The increase in net loss is principally due to the increase in general and administrative expense, an increase in interest financing expenses related to new issuances of debt, and a loss on derivative instrument liabilities.

Basic and diluted net loss per common share was $0.01 for the three months ended December 31, 2004 compared to $0.02 for the three months ended December 31, 2005.

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

As of December 31, 2005, our accounts payable totaled $218,810. Total current liabilities were $3,383,980.

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

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $7.0 million and a working capital deficit of $3,357,877. These factors raise substantial doubt regarding our ability to continue as a going concern. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately ($7.0 million) from inception in 1997 to December 31, 2005, including approximately ($3.6 million) of net loss during the year ended September 30, 2005 and ($618,000) of net losses during the three months ended December 31, 2005. We expect to incur substantial additional operating losses in the future. During the year ended September 30, 2005 and the three months ended December 31, 2005, we only generated revenues from product sales in the amounts of approximately $9,785 and $5,364, respectively. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

      o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately $1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to commence implementing our business plan, including increased marketing and product production. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our debt securities of $600,000 and our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw down upon the standby equity credit agreement, including registration of the shares to be issued thereunder. Furthermore, the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

      o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006 our auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of December 31, 2005, we had an accumulated deficit of approximately $7.0 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As is disclosed in the notes to our financial statements, our long-term viability as a going concern is dependent upon our ability to:

            > obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of our business operations in the near term;

            >     control costs and expand revenues; and

            > ultimately achieve adequate profitability and cash flows from operations to sustain our operations.

      o We have a working capital loss, which means that our current assets on December 31, 2005 were not sufficient to satisfy our current liabilities.

We had a working capital deficit of $3,357,877 at December 31, 2005. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 31, 2005 were not sufficient to satisfy all of our current liabilities on that date.

      o     We face risks related to our accounting restatements.

On July 11, 2006 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we concluded it was necessary to restate our financial statements for each of the quarters ended June 30, 2006, March 31, 2006 and December 31, 2005 and the year ended September 30, 2005. The restatements relate to the accounting for certain debt financings we conducted in August 2005 and February 2006 as well as certain warrants issued by us. Further information about these restatements is contained in our Current Report on Form 8-K filed July 11, 2006 and this Amended Quarterly Report on Form 10-QSB/A-2 for the quarter ended December 31, 2005. We are concurrently filing restated financial statements for the year ended September 30, 2005; the quarter ended March 31, 2006 and the quarter ended June 30, 2006.

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

Even if we are able to obtain the financing we require to implement our business plan pursuant to the standby equity distribution agreement, sales made under our standby equity distribution agreement may result in one or more of the following consequences:

            > Sales made under our standby equity distribution agreement may adversely affect our stock price.

            > The sales of our stock under our standby equity distribution agreement could encourage short sales by third parties, which could contribute to the further decline of our stock price.

            > The investor under the standby equity distribution agreement may sell shares of our common stock acquired under the standby equity distribution agreement during an applicable pricing period for determination of stock price, which could further contribute to the decline of our stock price.

            > Existing stockholders will experience significant dilution from our sale of shares under the standby equity distribution agreement.

            > The standby equity distribution agreement prohibits us from raising capital at less than the market price which may severely limit our ability to raise capital from the sale of equity.

            > We may not be able to access funds under the standby equity distribution agreement sufficient to meet our operating needs.

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

Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

            >     the effectiveness of our products.

            >     our ability to keep production costs low.

            > our ability to successfully market our products. We must create an advertising campaign to create product recognition and demand for our products.

            > timely introductions of new products. Our introduction of new products will be subject to the inherent risks of unforeseen problems and delays. Delays in product availability may negatively affect their market acceptance.

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

The market price of shares of our common stock has been and is likely to continue to be highly volatile. Factors that may have a significant effect on the market price of our common stock include the following:

            > sales of large numbers of shares of our common stock in the open market, including shares issuable at a fluctuating conversion price or at a discount to the market price of our common stock;

            >     our operating results;

            >     quarterly fluctuations in our financial results;

            >     our need for additional financing;

            > announcements of product innovations or new products by us or our competitors;

            > developments in our proprietary rights or our competitors' developments;

            > our relationships with current or future suppliers, manufacturers, distributors or other strategic partners;

            >     governmental regulation; and

            > other factors and events beyond our control, such as changes in the overall economy or condition of the financial markets.

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

On July 12, 2006, the OTC-BB temporarily ceased quoting our shares because our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006 had not been timely filed. We filed our 10-QSB for the quarter ended March 31, 2006 on July 12, 2006 and we believe that our stock is again eligible for quotation on the OTC-BB. We intend to pursue reinclusion of our share quotation on the OTC-BB in the future. It is uncertain as to if or when the reinclusion of our share quotation on the OTC-BB will be achieved.

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

Assuming a conversion price of $0.17 (85% of the average of the trading prices of our common stock on the OTC Bulletin Board for the ten trading days ending on February 1, 2006 of $0.20), the 2005 notes would convert into 3,223,529 shares of our common stock (excluding interest) and the related warrants would be exercisable to purchase 6,447,059 shares. Assuming a conversion price of $0.16 (80% of the average of the trading prices of our common stock on the OTC Bulletin Board for the ten trading days ending on February 1, 2006 of $0.20), the 2006 notes would convert into 3,750,000 shares of our common stock (excluding interest) and the related warrants would be exercisable to purchase 30,000,000 shares. These numbers of shares, however, could be significantly greater in the event of a decrease in the trading price of our stock.

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

                                 Conversion At      Conversion At      Conversion At      Conversion At
                                    Assumed            Assumed            Assumed            Assumed
                                Average Trading    Average Trading    Average Trading    Average Trading
                                 Price of $0.20     Price of $0.15     Price of $0.10     Price of $0.05
                                ---------------    ---------------    ---------------    ---------------
Conversion Price                $          0.17    $         0.127    $         0.085    $        0.0425

Shares Issuable on Conversion         3,223,529          4,298,039          6,477,059         12,894,118
of 2005 Notes

Shares Issuable on Exercise           6,447,059          8,596,078         12,894,118         25,788,235
of Warrants

Percentage of Outstanding
Common Stock                               27.0%              33.1%              42.6%              59.7%

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

                                 Conversion At      Conversion At      Conversion At      Conversion At
                                    Assumed            Assumed            Assumed            Assumed
                                Average Trading    Average Trading    Average Trading    Average Trading
                                 Price of $0.20     Price of $0.15     Price of $0.10     Price of $0.05
                                ---------------    ---------------    ---------------    ---------------
Conversion Price                $          0.16    $          0.12    $          0.08    $          0.04

Shares Issuable on Conversion         3,750,000          5,000,000          7,500,000         15,000,000
of 2006 Notes

Shares Issuable on Exercise          30,000,000         40,000,000         60,000,000        120,000,000
of Warrants

Percentage of Outstanding
Common Stock                               56.4%              63.3%              72.1%              83.8%

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

Ham, Langston & Brezina, LLP has advised our management that, in Ham, Langston & Brezina, LLP's opinion, there were reportable conditions during the three months ended December 31, 2005 which constituted "material weaknesses" in internal controls. The weakness concerned the interpretation and implementation of various complex accounting principles in the area of our financing transactions, and resulted from the fact that we needed additional personnel and outside consulting expertise with respect to the application of some of these more complex accounting principles to our financial statements. While all of these transactions were recorded, Ham, Langston & Brezina in their review work noted instances where Generally Accepted Accounting Principles were not correctly applied and adjustments to our financial statements were required. The adjustments relate solely to the accounting treatment of these financing transactions and do not affect our historical cash flow.

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

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during the first fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Subsequent to our second fiscal quarter, we have adopted and implemented disclosure controls and procedures designed to provide reasonable assurance that all reportable information will be recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Under the supervision and with the participation of our management, including our President and Chief Executive Officer, we have evaluated the effectiveness of design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of the end of the fiscal quarter covered by this report. Based on that evaluation, the President and Chief Executive Officer (Principal Financial and Accounting Officer) has identified weaknesses in the accounting for convertible instruments and disclosure of embedded derivatives.

Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS No. 133. We are concurrently restating our financial statements for the year ended September 30, 2005 and for the interim periods ending March 31, 2006 and June 30, 2006, in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS No. 133. Since March 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities 2) engaging the consulting services of an outside accountant to review our financial statements each month and; 3)improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS 133.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against us except as described below.

In October 2005, a stockholder, filed a lawsuit against us, our chief executive officer and a former chief executive officer, in the District Court for the City and County of Denver, State of Colorado. The stockholder claims he was issued 44,000 shares of common stock of AGTSports, Inc., a Colorado corporation and our predecessor, prior to 1997 which shares were intended to be "non-dilutive" and that he purchased 44,000 additional shares in May 1997. He further claims that he was not given notice of or an opportunity to vote with the respect to the reincorporation and exchange transaction in September 2003 whereby we became HealthRenu Medical, Inc. and that he was prevented from liquidating his shares at $8.50 per share. The stockholder alleges various claims for relief based upon negligent and fraudulent misrepresentation and concealment, civil conspiracy, civil theft, breach of fiduciary duty, breach of contract, failure to provide notice of dissenter rights, violation of the Colorado Securities Act, and intentional infliction of emotional distress. The stockholder seeks relief including compensation for his stock, forfeited opportunities to liquidate his stock, actual, compensatory and punitive damages, costs and attorney fees and treble damages with respect to his civil theft claim. We believe this complaint is without merit and has filed an answer to defend against such complaint.

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

Exhibit No.       Description

4.1 Amended and Restated Standby Equity Distribution Agreement dated as of February 3, 2006 between the issuer and Cornell Capital Partners, LP*

10.1 Letter Agreement dated as of February 3, 2006 between the issuer and Cornell Capital Partners, LP (exhibits omitted)*

10.2 Termination Agreement dated as of February 3, 2006 between the issuer, David Gonzalez, Esq. and Cornell Capital Partners, LP*

31 Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32 Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

     * Filed as Exhibits 4.1, 10.1 and 10.2 to our Form 10-QSB/A filed with the Securities and Exchange Commission on April 5, 2006 and incorporated herein by reference

     +  Filed herewith as an exhibit.

(b) Reports on Form 8K. During the quarter ended December 31, 2005, the issuer filed the following Reports on Form 8-K:

None

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