Form 10QSB/A
period 2006-03-31
HEALTHRENU MEDICAL INC
filed 2006-10-23
CIK 791118

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

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       Statement Regarding This Amendment


We are amending our Quarterly Report on Form 10-QSB/A for the quarter ended March 31, 2006 as previously filed on July 12, 2006. We have identified certain accounting errors related to cost directly associated from our debt arrangements that were originally treated as a reduction in additional paid-in-capital and as a result of this amendment have been recorded as deferred loan costs net of applicable accumulated amortization. We have also identified certain accounting errors related to our debt arrangements which have been determined to contain embedded derivatives. Our original accounting adjustments for these instruments did not include fully reducing the associated net convertible notes payable balance to zero and accreting these discounts throughout the life of the related instruments. There were also other minor adjustments related to changes in the estimated fair market value of our derivative instruments. Accordingly, we are concurrently amending our Form 10-KSB/A for the year ended September 30, 2005; our Form 10-QSB/A for the three months ended December 31, 2005; and our Form 10-QSB for the nine months ended June 30, 2006.

We have added footnote 5 to disclose the deferred loan costs and provide information on subsequent changes. The effect of the (non-cash) changes related to accounting for these deferred loan costs on our statement of operations for the three months ended March 31, 2006 and six months ended March 31, 2006 was an increase in our net loss attributable to common shareholders of $12,333 and $23,767, respectively. Basic loss attributable to common shareholders per share for the six months ended March 31, 2006 increased $0.00 per share. The cumulative effect on our balance sheet as of March 31, 2006 was an additional deferred loan cost net of accumulated amortization of $217,576.

We are required to record the fair value of the debt and other agreements deemed to be embedded derivatives on our balance sheet with changes in the values of these embedded derivatives reflected in the statement of operations as "loss on embedded derivative liability." Although we did record the estimated fair value of these derivatives on our balance sheet we did not fully reduce the associated convertible notes payable through a note discount which resulted in an overstatement of our liabilities and an overstatement of expenses reported in our statement of operations. Also as a result of our re-evaluation of the aforementioned instruments we have made slight adjustments to the estimated fair market value of our derivative instruments. The effect of the (non-cash) changes related to properly accounting for these derivative instrument liabilities and convertible notes payable on our statement of operations for the three and six months ended March 31, 2006, was a decrease in our net loss attributable to common shareholders of $1,265, and $1,393, respectively. Basic loss attributable to common shareholders per share for the six months ended March 31, 2006 decreased $0.00 per share. The cumulative effect on our balance sheet as of March 31, 2006 was a decrease in our convertible notes payable of $38,991 and a decrease in our derivative liability of $9,056. We have added footnote 12 to disclose these changes and provide information on subsequent changes.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A-2 is unchanged from the Amended Quarterly Report on Form 10-QSB/A previously filed by us on July 12, 2006. This Amended Quarterly Report on Form 10-QSB/A-2 does not attempt to modify or update any other disclosures set forth in the Form 10-QSB and Form 10-QSB/A previously filed or discuss any other developments after the respective dates of those filings except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein. This amendment should also be read in conjunction with our amended Annual Report on Form 10-KSB/A-2 for the year ended September 30, 2005, our amended Quarterly Report on Form 10-QSB/A-2 for the quarter ended December 31, 2005, and our amended Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2006 together with any subsequent amendments thereof.

                            HEALTHRENU MEDICAL, INC.
                                 FORM 10-QSB/A-2
                      FOR THE QUARTER ENDED MARCH 31, 2006
                                      INDEX


                           PART 1-FINANCIAL INFORMATION                     PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS

      Unaudited Balance Sheets as of March 31, 2006...........................4
        and September 30,2005

      Unaudited Statement of Operations for the
        three and six months ended March 31, 2006 and 2005....................5

      Unaudited Statement of Cash Flows for the...............................6
        six months ended March 31, 2006 and 2005

   Notes to Unaudited Financial Statements..................................7-17

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................18-35

ITEM 3.  CONTROLS AND PROCEDURES.............................................36

                            PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS...................................................37

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS................37

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.....................................37

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................37

ITEM 5.  OTHER INFORMATION...................................................37

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................37-39

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.
                                 BALANCE SHEETS

                                   (Unaudited)

                                                             March 31,    September 30,
                                                               2006           2005
     ASSETS                                                 (Restated)      (Restated)
     ------                                               -------------   -------------
Current assets:
  Cash and cash equivalents                               $      68,178   $     163,095
  Accounts receivable                                             1,383             716
  Inventory                                                      20,603          18,188
  Prepaid expense                                                 1,395           2,146
                                                          -------------   -------------

    Total current assets                                         91,559         184,145

Property and equipment, net                                      11,945           9,592
Deferred loan costs, net                                        217,576         136,307
                                                          -------------   -------------

      Total assets                                        $     321,080   $     330,044
                                                          =============   =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                        $      96,785   $     117,863
  Accounts payable-stockholder                                       --           2,329
  Accrued interest                                               48,489          11,057
  Accrued liabilities                                            18,580          19,270
  Note payable                                                  188,843         188,843
  Derivative liability                                        9,874,375       2,630,121
                                                          -------------   -------------

  Total current liabilities                                  10,227,072       2,969,483
                                                          -------------   -------------

Convertible notes payable, net                                   66,522           9,324

Total liabilities                                            10,293,594       2,978,807
                                                          -------------   -------------

Stockholders' deficit:
  Convertible preferred stock, Series 2000A,
    $0.001 par value;  1,500,000 shares
    authorized, 1,763 shares issued and
    outstanding at March 31 2006
    and September 30, 2005                                            2               2
  Common stock, $.001 par value; 150,000,000
    shares authorized, 26,094,589 and
    25,019,589 shares issued and outstanding at
    March 31 2006 and September 30, 2005, respectively           26,095       25,620
  Additional paid-in capital                                  3,751,003       3,748,602
  Accumulated deficit                                       (13,749,614)     (6,422,987)
                                                          -------------   -------------

      Total stockholders' deficit                            (9,972,514)     (2,648,763)
                                                          -------------   -------------

        Total liabilities and stockholders' deficit       $     321,080   $     330,044
                                                          =============   =============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                             STATEMENT OF OPERATIONS
           for the three and six months ended March 31, 2006 and 2005
                                   (Unaudited)

                                      Three Months Ended               Six Months Ended
                                           March 31,                       March 31,
                                     2006                            2006
                                  (Restated)         2005         (Restated)         2005
                                 ------------    ------------    ------------    ------------
Sales                            $      4,470    $      3,744    $      9,834    $      7,497

Cost of sales                           5,571           1,353           6,654           2,301
                                 ------------    ------------    ------------    ------------

    Gross profit (loss)                (1,101)          2,391           3,180           5,196

General and administrative
expenses                              311,805          44,482         567,071          93,760
                                 ------------    ------------    ------------    ------------

    Loss from operations             (312,906)        (42,091)       (563,891)        (88,564)

Interest and financing expense        (53,294)             (7)       (118,482)            (18)
Loss on embedded derivative
liability                          (6,342,118)             --      (6,644,253)             --
                                 ------------    ------------    ------------    ------------
    Net loss                     $ (6,708,318)   $    (42,098)   $ (7,326,626)   $    (88,582)
                                 ============    ============    ============    ============


Weighted average shares
outstanding                        26,094,033      28,099,325      25,859,287      26,362,745
                                 ============    ============    ============    ============

Basic and diluted net loss per
common share                     $      (0.26)   $      (0.00)   $      (0.28)   $      (0.00)
                                 ============    ============    ============    ============

                See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                        UNAUDITED STATEMENT OF CASH FLOWS
                for the six months ended March 31, 2006 and 2005
                                   (Unaudited)

                                                          Six Months Ended
                                                             March 31,
                                                    --------------------------
                                                        2006          2005
                                                     (Restated)
                                                    -----------    -----------
Cash flows from operating activities:
  Net loss                                          $(7,326,626)   $   (88,582)
  Adjustments  to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                          1,790            646
    Common stock issued as settlement                        --            750
    Accretion of debt discount                           57,198             --
    Amortization of deferred financing
    costs                                                23,767             --
    Common stock issued for services                      2,876             --
    Embedded derivative liability                     6,644,253             --
    Changes in operating assets and
     liabilities:
      Accounts receivable                                  (667)        (1,957)
      Other current assets                                  751         (2,086)
      Inventory                                          (2,415)       (10,473)
      Accounts payable & Other                           13,335             91
                                                    -----------    -----------
        Net cash used in operating
        activities                                     (585,738)      (101,611)
                                                    -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                               (4,143)          (506)
                                                    -----------    -----------
        Net cash used in investing
        activities                                       (4,143)          (506)
                                                    -----------    -----------

Cash flows from financing activities:
  Common stock issued for cash                               --         91,650
  Increase in bank overdraft                                 --            407
  Proceeds from convertible notes, net                  494,964
  Payment received on stock subscription
  receivable                                                 --          2,500
                                                    -----------    -----------
        Net cash provided by financing
        activities                                      494,964         94,557
                                                    -----------    -----------

Decrease in cash and cash equivalents                   (94,917)        (7,560)
Cash and cash equivalents, beginning of
period                                                  163,095          7,560
                                                    -----------    -----------
Cash and cash equivalents, end of period                 68,178             --
                                                    ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                     --             18
                                                    ===========    ===========
  Non-cash investing and financing activities:
  Debt discount related to derivatives                  600,000             --
                                                    ===========    ===========
  Issuance of common stock as payment of
  liability                                                  --         52,512
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

      Restatements

      Restatements of previously  reported 2006 financial results were made. See
      Note 12.

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

      The Company establishes an allowance for doubtful accounts based upon the aging of customer balances and the likelihood of collection. As of March 31, 2006 the Company has determined that no allowance for doubtful accounts is necessary.

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

      Inventory

      Inventory consists solely of finished goods and is stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of March 31, 2006, the Company has determined that no reserve for inventory obsolescence is necessary.

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

      Debt Issuance Costs

      Debt issuance costs are deferred and recognized using the effective interest method over the expected term of the related debt.

      Derivative Financial Instruments

      The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

      Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes model to value the derivative instruments.

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

      Reclassifications

      Certain items in the prior period financial statements have been reclassified to conform to the current period financial statement presentation. Such reclassifications had no effect on stockholders' deficit or net loss.

4.    Going Concern

      HealthRenu's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. HealthRenu has incurred net losses of $7,326,626 for the six months ended March 31, 2006 and cumulative net losses of $13,749,614 since its inception and has a working capital deficit of $10,135,513. These conditions raise substantial doubt about HealthRenu's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

5.    Deferred Loan Costs


      In connection with the Convertible Notes Payable described in Note 7 below, the Company incurred certain direct expenses as a result of these debt agreements. As of March 31, 2006 the total costs capitalized by the Company were $242,236. These deferred financing costs are being amortized using an effective interest method over the three-year and five-year estimated lives of the related debt agreements. The Company recorded $12,333 and $23,767, respectively, of amortization expense during the three month and six month periods ending March 31, 2006 related to these deferred financing costs which are included in the statement of operations as additional interest and financing expense. The accumulated amortization of deferred financing costs was $24,660 at March 31, 2006.

6.    Litigation

      The Company is a party to certain litigation arising in the normal course of business from time to time. Management believes that such litigation will not have a material impact on the Company's financial position or results of operations.

7.    Convertible Notes Payable

      In August and September 2005 the Company entered into agreements to issue convertible promissory notes in the total amount of $548,000 and received proceeds of $410,800, net of $137,200 offering costs. The notes are for a term of three years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 85% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders were granted two warrants to purchase the Company's common stock for each share of common stock to be issued upon conversion of the notes with each warrant to purchase one share of common stock at an exercise price of 125% and 150%, respectively, of the conversion price of the notes then in effect. The warrants expire on October 31, 2009.

      In February 2006 the Company entered into agreements to issue convertible promissory notes in the total amount of $600,000 and received proceeds of $494,964 net of $105,036 offering costs. The notes are for a term of five years and bear interest at 8% per annum, which is payable annually in shares of the Company's common stock. The holders of the notes have the option to convert the notes at any time on or after the issuance date. The notes are convertible at 80% of the average of the trading prices of the common stock for the ten days ending one day prior to the Company's receipt of the conversion notice. The note holders were also granted eight warrants to purchase the Company's common stock for each share of common stock to be issued upon conversion of the notes with two warrants to purchase one share of common stock at an exercise price of 100% of the conversion price of the notes then in effect, three warrants to purchase one share of common stock at an exercise price of 125% of the conversion price of the notes then in effect and three warrants to purchase one share of common stock at an exercise price of 150% of the conversion price of the notes then in effect. The warrants will expire on March 31, 2011.

      Since the number of warrants to be issued under both convertible note agreements are indeterminable, they have been classified as derivative instrument based on the guidance of SFAS No. 133 and EITF 00-19 (see Note 10 for further discussion).

8.    Related Party Transaction

      During the three months ended December 31, 2004 the Company issued 2,000,000 shares of its common stock as payment of accrued compensation of $40,000 owed to an officer of the Company. The fair market value of the shares issued of $0.02 per share was based on recent cash sales of the Company's common stock. No other material related party transactions have taken place subsequent to those disclosed above.

9.    Common Stock

      In May 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

10.   Derivatives

      HealthRenu evaluated the application of SFAS NO.133 and EITF 00-19 for all of its financial instruments and identified the following financial instruments as derivatives:

      1.    Convertible notes payable ("Notes Payable")

      2. Warrants to purchase common stock associated with the convertible notes payables;

      3.    Warrants  to  purchase   common  stock  issued  to  placement  agent
            ("Placement Warrants")

      4. Warrants to purchase common stock issued to consultants ("Consulting Warrants")

      Based on the guidance in SFAS NO.133 and EITF 00-19, the Company concluded that these instruments were required to be accounted for as derivatives. SFAS NO.133 and EITF 00-19 require the Company to bifurcate and separately account for the conversion features of the convertible notes payables and warrants issued to consultants as embedded derivatives.

      Pursuant to SFAS NO.133, the Company bifurcated the conversion feature from the Notes Payable because the conversion price is not fixed and the Notes Payable are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

      Furthermore, the Company concluded that the exercise price and the number of shares to be issued under the Placement Warrants and the Consulting Warrants are fixed. However, since the Notes Payable were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that the Company has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. The Company is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." The derivative liabilities were not previously classified as such in the Company's historical financial statements. In order to reflect these changes, HealthRenu will concurrently amend its financial statements for the year ended September 30, 2005, and each of the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.

      The impact of the application of SFAS NO.133 and EITF 00-19 on the balance sheet as of March 31, 2006 is as follows:

                                          Embedded derivative
                                           Liability balance

      Notes Payable                             $8,919,258
      Placement Warrants                           749,107
      Consulting Warrants                          206,010
                                                ----------
                                    Total:      $9,874,375


The impact on statements of operations as of the three and six months ended March 31, 2006 is as follows:

Gain (loss) on embedded
derivative liabilities:            three months ended                   six months ended
-----------------------    ------------------------------------------------------------------
                           March 31, 2006    March 31, 2005   March 31, 2006    March 31, 2005
                           --------------    --------------   --------------    --------------
Notes Payable              $   (6,367,276)   $           --   $   (7,003,419)   $           --
Placement Warrants                (19,894)               --           82,618                --
Consulting Warrants                45,052                --          276,548                --
                           --------------    --------------   --------------    --------------

    Total gain (loss) on
    embedded derivative
    liabilities:           $   (6,342,118)   $           --   $   (6,644,253)               --
                           --------------    --------------   --------------    --------------

11.   Warrants

      In September 2005 the Company granted warrants to certain consultants and placement agents to purchase 1,587,237 shares of the Company's common stock exercisable at $0.30 to $.50 per share, at which time the trading price ranged from $0.31 to $0.44 per share. The warrants were fully vested, exercisable at the date of grant and expire on October 31, 2009.

      During the month of February 2006 the Company granted warrants to certain consultants and placement agents to purchase a total of 3,469,125 shares of the Company's common stock exercisable at $0.17 to $0.18 per share, at which time the trading price ranged from $0.16 to $0.20 per share. The warrants were fully vested, exercisable at the date of grant and expire during March 2011.

      As a result of the Company's determination that their convertible notes as described in Note 7 result in an indeterminate number of shares to be issued the warrant instruments described above and listed below are being valued as embedded derivatives consistent with SFAS No. 133. The fair value of these warrants are recorded in the Company's balance sheet as a component of derivative liability with changes in the values of these embedded derivatives reflected in the statement of operations as "Gain
      (loss) on embedded derivative liability."

      Outstanding options and warrants as of March 31, 2006 are as follows

  Grant   Expiration   Exerc.   Outstanding   New                  Outstanding
   Date      Date      Price     09/30/05    Grants   Exercises     03/31/06

  9/05       10/09     $0.50    1,100,000      -          -        1,100,000
  9/05       10/09     $0.48      119,318      -          -          119,318
  9/05       10/09     $0.35      106,875      -          -          106,875
  9/05       10/09     $0.36      121,818      -          -          121,818
  9/05       10/09     $0.30      139,226      -          -          139,226
  2/06       03/11     $0.18                1,181,250              1,181,250
  2/06       03/11     $0.18                  781,875                781,875
  2/06       03/11     $0.17                1,506,000              1,506,000

                             ------------------------------------------------

Totals                          1,587,237   3,469,125         -    5,056,362
                             ------------------------------------------------

12.   Restatement

      The Company has restated its quarterly financial statements from amounts previously reported March 31, 2006. The Company has determined that costs related to certain debt agreements were directly related to these debt agreements and therefore are now accounted for as deferred loan costs net of accumulated amortization rather than as equity. Note 5 was added to disclose the deferred loan costs and provide information on subsequent changes.

      The effect of the (non-cash) changes related to accounting for these deferred financing costs on the statement of operations for the three and six months ended March 31, 2006 was an increase in the Company's net loss attributable to common shareholders of $12,333 and $23,767, respectively. The cumulative effect on the balance sheet as of March 31, 2006 was an additional deferred loan cost net of accumulated amortization of $217,576. Basic earnings (loss) attributable to common shareholders per share for the three and six month period ended March 31, 2006 increased $0.00 per share.

      The Company also has identified certain accounting errors related to its debt arrangements and specifically instruments which have previously been determined to contain embedded derivatives. The Company's original accounting adjustments for these instruments did not include fully reducing the associated net convertible notes payable balance to zero and accreting these discounts throughout the life of the related instruments. There were also other minor adjustments related to changes in the estimated fair market value of its derivative instruments.

      The Company is required to amortize these debt discounts over the life of the related debt instrument. The Company's policy is to use the effective interest method of amortization over the expected estimated life of the underlying instruments. The effect of the (non-cash) changes related to the increase in the basis of these discounts along with slight adjustments in the fair market value of the Company's derivative liability, on the statement of operations for the three and six months ended March 31, 2006, was a decrease in the net loss attributable to common shareholders of $1,265 and $1,393, respectively. Basic earnings (loss) attributable to common shareholders per share for the six months ended March 31, 2006 decreased $0.00 per share as a result of the restatement.

                            HEALTHRENU MEDICAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

     Restatement, continued

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                                             As of March 31, 2006
                                   As Reported    Adjustments        As Restated
                                  ------------    ------------       ------------
SUMMARY BALANCE SHEET
---------------------
     ASSETS
     ------
Current assets:
  Cash and cash equivalents       $     68,178    $         --       $     68,178
  Accounts receivable                    1,383              --              1,383
  Inventory                             20,603              --             20,603
  Prepaid expense                        1,395              --              1,395
                                  ------------    ------------       ------------

    Total current assets                91,559              --             91,559

Property and equipment, net             11,945              --             11,945

Deferred loan costs                         --         217,576(a)         217,576
                                  ============    ============       ============
Total assets                      $    103,504    $    217,576       $    321,080
                                  ============    ============       ============

LIABILITIES AND
STOCKHOLDERS' DEFICIT
                                                                     ------------

Current liabilities:
  Accounts payable                $     96,785    $         --       $     96,785
  Accounts payable-stockholder              --              --                 --
  Accrued liabilities                   80,481         (13,412)(b)         67,069
  Note payable                         188,843              --            188,843
  Derivative liability               9,883,431          (9,056)(c)      9,874,375
                                  ------------    ------------       ------------

    Total current liabilities       10,249,540         (22,468)        10,227,072

Convertible notes payable              105,513         (38,991)(d)         66,522

Total liabilities                   10,355,053         (61,459)        10,293,594
                                  ------------    ------------       ------------

Stockholders' deficit:
  Convertible preferred stock,
Series 2000A,                                2              --                  2
  Common stock                          26,095              --             26,095
  Additional paid-in capital         2,307,783       1,443,220(e)       3,751,003
  Accumulated deficit              (12,585,429)     (1,164,185)(f)    (13,749,614)
                                  ------------    ------------       ------------

    Total stockholders' deficit    (10,251,549)        279,035         (9,972,514)
                                  ------------    ------------       ------------
Total liabilities and
stockholders' deficit             $    103,504    $    217,576       $    321,080
                                  ------------    ------------       ------------

      (a) To record net deferred loan costs associated with the 2005 & 2006 convertible notes payable.
      (b)   To adjust accrued interest to actual based upon previous errors.
      (c) To record changes in the estimated fair value of warrants and embedded derivatives.
      (d) To adjust debt discount to actual resulting from errors in the initial establishment of debt discounts resulting from accounting for embedded derivatives and warrants.
      (e) To adjust additional paid-in capital for derivative instruments previously considered having beneficial conversion features and other prior period adjustments. See the Company's September 30, 2005 form 10KSB/A-2 or subsequent amendments thereof for further discussion.
      (f) To adjust accumulated deficit for the correction of prior period errors as discussed in the statement regarding this amendment in the front of this filing along with closing net loss related to the re-statement entires for the current period.

                            HEALTHRENU MEDICAL, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

      Restatement, continued

                       For the three months ended March 31, 2005      For the six months ended March 31, 2006
                     As Reported    Adjustments       As Restated    As Reported   Adjustments     As Restated
                     -----------    -----------       -----------    -----------    -----------    -----------
SUMMARY STATEMENT
 OF OPERATIONS
Sales                      4,470             --             4,470          9,834             --          9,834
Cost of sales             (5,571)            --            (5,571)        (6,654)            --         (6,654)
                     -----------    -----------       -----------    -----------    -----------    -----------
Gross profit              (1,101)            --            (1,101)         3,180             --          3,180
(loss)
General and
administrative
expenses                 311,805             --           311,805        567,071             --        567,071
                     -----------    -----------       -----------    -----------    -----------    -----------
Loss from
 operations             (312,906)            --          (312,906)      (563,891)            --       (563,891)
Interest and
 financing expense       (44,761)        (8,533)(a)       (53,294)       (95,947)       (22,535)(a)   (118,482)
Loss on embedded
 derivative
 liability            (6,339,583)        (2,535)(b)    (6,342,118)    (6,644,414)           161(b)  (6,644,253

Net loss              (6,697,250)       (11,068)       (6,708,318)    (7,304,252)       (22,374)    (7,326,626)
                     ===========                      ===========    ===========                   ===========


Weighted average
shares outstanding    26,094,033             --        26,094,033     25,859,287             --     25,859,287

Basic and diluted
net loss per
common share               (0.26)            --             (0.26)         (0.28)            --          (0.28)

      (a) To record changes in the amortization of debt discounts based upon changes in the basis of the Company's debt discount, to record current period amortization of deferred loan costs, and adjustments to interest expense as a result of certain errors in the Company's amortization schedules.
      (b) To record the change in the estimated fair value of warrants and embedded derivatives based upon revisions in the Company's estimated fair market value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Risk Factors" in this Management's Discussion and Analysis" and elsewhere in this report. The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report and appearing in our annual report filed on Form 10-KSB/A-2 for the year ended September 30, 2005.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition, inventory and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of March 31, 2006, we did not have a reserve for obsolescence.

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

Gross profit (loss) decreased to $(1,101) for the three months ended March 31, 2006 from $2,391 for the three months ended March 31, 2005. The decrease in gross profit is due to increased cost of sales.

General and administrative expenses increased to $311,805 for the three months ended March 31, 2006 to $44,482 for the three months ended March 31, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

Loss on embedded derivative liability. We recognized a loss on derivative instruments of $6,342,118 during the quarter ended March 31, 2006 compared to no activity during the quarter ended March 31, 2005, an increase of $6,342,118. The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrants and debt instruments were issued in August and September 2005 and February 2006.

Interest and financing expense increased to $53,294 for three months ended March 31, 2006 from $7 for the three months ended March 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible notes.

We recorded a loss from operations of $312,906 for the three months ended March 31, 2006 compared to a loss from operations of $42,091 for the three months ended March 31, 2005. The increase in general and administrative expenses was due to higher costs related to our expansion efforts and increased compensation to our chief executive officer.

We reported a net loss of $6,708,318 for the three months ended March 31, 2006 compared to a net loss of $42,098 for the three months ended March 31, 2005. The increase in loss is due to the loss on embedded derivatives.

Basic and diluted net loss per common share was ($0.26) for the three months ended March 31, 2006 compared to $.00 for the three months ended March 31, 2005.

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

Loss on embedded derivative liability. We recognized a loss on derivative instruments of $6,644,253 during the six months ended March 31, 2006 compared to no activity during the six months ended March 31, 2005, an increase of $6,644,253. The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants, and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrants and debt instruments were issued in August and September 2005 and February 2006.

Interest and financing expense increased to $118,482 for six months ended March 31, 2006 from $18 for the six months ended March 31, 2005. The increase is attributable to the additional interest related to the note payable and the convertible notes.

We recorded a loss from operations of $563,891 for the six months ended March 31, 2006 compared to a loss from operations of $88,564 for the six months ended March 31, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $7,326,626 for the six months ended March 31, 2006 compared to a net loss of $88,582 for the six months ended March 31, 2005. The increase in loss is due to the loss on embedded derivatives.

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

As of March 31, 2006, our accounts payable totaled $96,785. Total current liabilities were $10,227,072 primarily attributable to derivative liabilities.

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

Our near term financing needs are currently expected to be provided in large part from the SEDA described below. Financing under the SEDA may not available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw down upon the SEDA, including the registration of the shares to be issued thereunder. Furthermore, the amount of financing available will fluctuate with the price of our common stock. As the price declines, the number of shares we must issue in order to receive such financing will increase.

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

In May 2005, we entered into the SEDA with Cornell Capital Partners, LP ("Cornell Capital"). Pursuant to this agreement, we may, at our discretion for up to two years, periodically issue and sell to Cornell Capital shares of common stock for a total purchase price of $10.0 million, subject to registration of such shares. If we request an advance under the SEDA, Cornell Capital will purchase shares of common stock for 97% of the lowest volume weighted average price on the principal market on which our common stock is traded as quoted by Bloomberg, L.P. for the five trading days immediately following the notice date. In addition, Cornell Capital will retain a cash fee of 5% from the proceeds received by us for each advance under the SEDA for a total effective discount to the market price of our common stock of 8%. Cornell Capital intends to sell any shares purchased shares under the SEDA at the market price. The sale of the shares under the SEDA is conditioned upon us registering the sale of the shares of common stock under the Securities Act and maintaining such registration. Upon the execution of the SEDA, we issued as compensation to Cornell Capital 1,465,065 shares of our common stock with a value of $161,157, including 293,013 shares held by its transferee, and a 12% interest bearing promissory note in the principal amount of $188,843 from us. We issued to Monitor Capital, Inc., as a placement fee pursuant to the placement agent agreement between us and Monitor, 90,909 shares with an aggregate value of $10,000 in connection with the SEDA.

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

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2006, we had an accumulated deficit of approximately $13.75 million and a working capital deficit of $10,135,513. These factors raise substantial doubt regarding our ability to continue as a going concern. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately $13.75 million from inception in 1997 to March 31, 2006, including approximately $7.3 million of net loss during the six months ended March 31, 2006. We expect to incur substantial additional operating losses in the future. During the six months ended March 31, 2006, we only generated revenues from product sales in the amounts of approximately $9,834. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

      o We may not be able to obtain the significant financing that we need to continue to operate.

We may not be able to obtain sufficient funds to continue to operate or implement our business plan. We estimate that we will need approximately
$1,000,000 to continue to operate over the next 12 months and an additional $500,000 in each of the two following years to continue to operate. We will need approximately $2,000,000 over the next two years in order to implement our business plan. We are dependent on external financing to fund our operations. Our immediate financing needs are expected to be provided from a private placement of our convertible debt securities of $600,000 closed in February, 2006. Such private placement financing may not be sufficient to meet our needs until the standby equity distribution agreement is available for us to draw on. Our long-term financing needs are expected to be provided from the standby equity distribution agreement, in large part. Such financing may not be available on favorable terms, in sufficient amounts or at all when needed. We may not be able to satisfy the conditions precedent to enable us to draw down upon the standby equity distribution agreement including registration of the shares to be issued thereunder. Furthermore, the amount of financing available under the standby equity distribution agreement will fluctuate with the price of our common stock. As the price declines, the number of shares the investor under the standby equity distribution agreement must purchase to satisfy an advance request from us will increase, resulting in additional dilution to existing stockholders and potentially causing the investor to hold more than 9.9% of our outstanding stock which is prohibited under the agreement. Other financing may not be available to us on favorable terms or at all.

      o The report of our independent auditors expresses doubt about our ability to continue as a going concern.

In its report dated January 25, 2006, except for notes 15 and 16 which are dated October 10, 2006, our former auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of March 31, 2006, we had an accumulated deficit of approximately $13.75 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had a working capital deficit of $10,135,513 at March 31, 2006, which means that our current liabilities exceeded our current assets on March 31, 2006. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on March 31, 2006 were not sufficient to satisfy all of our current liabilities on that date.

      o     We face risks related to our accounting restatements.

On July 11, 2006 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we concluded that we were required to restate our financial statements for the quarters ended June 30, 2006, March 31, 2006 and December 31, 2005 and the year ended September 30, 2005. The restatements relate to the accounting for certain debt financings we conducted in August 2005 and February 2006 as well as certain warrants issued by us. Further information about these restatements is contained in our Current Report on Form 8-K filed July 11, 2006 and this Amended Quarterly Report on Form 10-QSB/A-2 for the quarter ended March 31, 2006. We are concurrently filing restated financial statements for the quarters ended December 31, 2005, June 30, 2006, and the year ended September 30, 2005 as soon as practicable.

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

Products we produce may not achieve market acceptance. Market acceptance will depend on a number of factors, including:

            -the effectiveness of our products.

            -our ability to keep production costs low.

            -our ability to successfully market our products.
            We must create an advertising campaign to create product recognition and demand for our products.

            -timely introductions of new products.
            Our  introduction  of new  products  will be subject to the inherent
            risks  of  unforeseen   problems  and  delays.   Delays  in  product
            availability may negatively affect their market acceptance.

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

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2005 notes which could occur upon conversion of $548,000 in principal amount of our 2005 notes (excluding interest). The calculations in the table are based upon the 26,094,589 shares of our common stock which were outstanding on March 31, 2006 and shares issuable upon conversion of the 2005 notes at the following prices:

                                 Conversion At       Conversion At     Conversion At      Conversion At
                                    Assumed            Assumed            Assumed            Assumed
                                Average Trading    Average Trading    Average Trading    Average Trading
                                 Price of $0.19     Price of $0.14    Price of $0.095    Price of $0.048
                                ---------------    ---------------    ---------------    ---------------
Conversion Price                $          0.16    $          0.12    $          0.08    $          0.04

Shares Issuable on Conversion         3,425,000          4,566,667          6,850,000         13,700,000
of 2005 Notes

Shares Issuable on Exercise           6,850,000          9,133,333         13,700,000         27,400,000
of Warrants

Percentage of Outstanding
Common Stock                               28.5%             34.43%             44.06%             61.17%

Set forth in the table below is the potential dilution to the stockholders and ownership interest of the holders of our 2006 notes which could occur upon conversion of $600,000 in principal amount of our 2006 notes (excluding interest). The calculations in the table are based upon the 26,094,589 shares of our common stock which were outstanding on March 31, 2006 and shares issuable upon conversion of the 2006 notes at the following prices:

                                 Conversion At       Conversion At     Conversion At      Conversion At
                                    Assumed            Assumed            Assumed            Assumed
                                Average Trading    Average Trading    Average Trading    Average Trading
                                 Price of $0.19     Price of $0.14    Price of $0.095    Price of $0.048
                                ---------------    ---------------    ---------------    ---------------
Conversion Price                $          0.15    $          0.11    $          0.08    $          0.04

Shares Issuable on Conversion         4,000,000          5,454,545          7,500,000         15,000,000
of 2006 Notes

Shares Issuable on Exercise          32,000,000         43,636,364         60,000,000        120,000,000
of Warrants

Percentage of Outstanding
Common Stock                              57.98%             65.29%             72.12%             83.80%

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

Specifically, we identified deficiencies in our internal controls and disclosure controls related to the accounting for convertible debt with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS NO.133. We will restate our financial statements for the year ended September 30, 2005 and for the quarterly periods ending December 31, 2005, March 31, 2006 and June 30, 2006 in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS NO.133. Since March 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities 2) engaging the consulting services of an outside accountant to review our financial statements each month and; 3)improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS NO.133.

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

(b) Reports on Form 8-K. During the quarter ended March 31, 2006, the issuer filed the following Reports on Form 8-K:

      Report on Form 8-K dated January 6, 2006 and filed with the Securities and Exchange Commission on January 20, 2006.

      Report on Form 8-K dated February 10, 2006 and filed with the Securities and Exchange Commission on February 16, 2006.

      Report on Form 8-K dated February 17, 2006 and filed with the Securities and Exchange Commission of February 22, 2006.

      Report on Form 8-K/A dated May 23, 2005 and filed with the Securities and Exchange Commission on February 22, 2006.

                                   SIGNATURES

      In accordance the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            HEALTHRENU MEDICAL, INC.

DATED:  October 20, 2006                    By: /s/ Robert W. Prokos
                                                ----------------------------
                                                Robert W. Prokos
                                                Chief Executive Officer
                                                and President (Principal
                                                Executive, Financial and
                                                Accounting Officer)