Form 10QSB/A
period 2006-06-30
HEALTHRENU MEDICAL INC
filed 2006-10-23
CIK 791118

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 15, 2006 the issuer had 28,097,657 shares of common stock, $0.001 par value per share, outstanding.

          Transitional Small Business Disclosure Format: Yes [ ] No [X]

                       Statement Regarding This Amendment

We are amending our Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 as previously filed on October 3, 2006. We have identified certain accounting errors related to our debt arrangements which have been determined to contain embedded derivatives. Our original accounting adjustments for these instruments did not include fully reducing the associated net convertible notes payable balance to zero and accreting these discounts throughout the life of the related instruments. There were also other minor adjustment related to changes in the estimated fair market value of our derivative instruments. Accordingly, we are also amending our Form 10-KSB/A for the year ending September 30, 2005; our Form 10-QSB/A for the three months ended December 31, 2005; and our Form 10-QSB/A for the six months ended March 31, 2006.

We are required to record the fair value of financial instruments deemed to be embedded derivatives on our balance sheet with changes in the values of these embedded derivatives reflected in the statement of operations as "Gain (loss) on embedded derivative liability." Although we did record the estimated fair value of these derivatives on our balance sheet we did not fully reduce the associated convertible notes payable through a note discount which resulted in an overstatement of our liabilities and an understatement of expenses reported in our statement of operations. Also, as a result of our re-evaluation of the aforementioned instruments we have made adjustments to the estimated fair market value of our derivative instruments. The effect of the (non-cash) changes related to properly accounting for these derivative instrument liabilities and convertible notes payable on our statement of operations for the three and nine months ended June 30, 2006, was an increase in our net loss attributable to common shareholders of $4,617, and $4,952, respectively. Basic earnings (loss) attributable to common shareholders per share for the nine months ended June 30, 2006 increased $0.01 per share. The cumulative effect on our balance sheet as of June 30, 2006 was a decrease in our convertible notes payable of $43,101 and a decrease in our derivative liability of $9,479. We have added Note 11 to disclose these changes and provide information on subsequent changes.

In all other material respects, this Amended Quarterly Report on Form 10-QSB/A is unchanged from the Quarterly Report on Form 10-QSB previously filed by us on October 3, 2006. This Amended Quarterly Report on Form 10-QSB/A does not attempt to modify or update any other disclosures set forth in the Form 10-QSB previously filed or discuss any other developments after the date of that filing except to reflect the effects of the restatements described above, certain risk factor disclosure and except as otherwise specifically identified herein. This amendment should also be read in conjunction with our amended Annual Report on form 10-KSB/A-2 for the year ended September 30, 2005, our amended Quarterly Report on Form 10-QSB/A-2 for the quarter ended December 31, 2005, and our amended Quarterly Report on Form 10-QSB/A-2 for the quarter ended March 31, 2006 together with any subsequent amendments thereof.

                            HEALTHRENU MEDICAL, INC.
                                  FORM 10-QSB/A
                       FOR THE QUARTER ENDED JUNE 30, 2006
                                      INDEX

                                                                           PAGE
                                                                           ----
                          PART 1--FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      Unaudited Balance Sheets as of June 30,                               4
        2006 and September 30, 2005

      Unaudited Statements of Operations for the                            5
        three and nine months ended June 30, 2006 and 2005

      Unaudited Statements of Cash Flows for the                            6
        nine months ended June 30, 2006 and 2005

      Notes to Unaudited Financial Statements                             7-17


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             18-38

ITEM 3.  CONTROLS AND PROCEDURES                                          39

                           PART II--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                40

ITEM 2.  UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS             40

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                  40

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              40

ITEM 5.  OTHER INFORMATION                                                40

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 40-43

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            HEALTHRENU MEDICAL, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                       JUNE 30,        SEPTEMBER 30,
                                                                         2006              2005
     ASSETS                                                           (RESTATED)        (RESTATED)
     ------                                                         -------------      -------------
Current assets:
  Cash and cash equivalents                                         $          69      $     163,095
  Accounts receivable                                                         637                716
  Inventory                                                                20,111             18,188
  Prepaid expense                                                              --              2,146
                                                                    -------------      -------------

    Total current assets                                                   20,817            184,145

Property and equipment, net                                                10,908              9,592
                                                                    -------------      -------------

Deferred loan costs, net                                                  200,888            136,307
                                                                    -------------      -------------

 Total assets                                                       $     232,613      $     330,044
                                                                    =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

Current liabilities:
  Accounts payable                                                  $     120,661      $     117,863
  Accounts payable-stockholder                                                 --              2,329
  Accrued interest                                                         75,070             11,057
  Accrued liabilities                                                      29,694             19,270
  Note payable                                                            188,843            188,843
  Derivative liability                                                 10,168,026          2,630,121
                                                                    -------------      -------------

    Total current liabilities                                          10,582,294          2,969,483
                                                                    -------------      -------------
Convertible notes payable, net of discount of $1,031,870
  and $538,676 at June 30, 2006 and September 30, 2005
  respectively                                                            116,129              9,324
                                                                    -------------      -------------

Total liabilities                                                      10,698,423          2,978,807

Stockholders' deficit:
  Convertible preferred stock, Series 2000A, $0.001 par value;
    1,500,000 shares authorized, 1,763 shares issued and
    outstanding at June 30, 2006 and September 30, 2005                         2                  2
  Common stock, $.001 par value; 150,000,000 shares authorized,
    26,094,589 and 25,619,589 shares issued and outstanding at
    June 30, 2006 and September 30, 2005, respectively                     26,095             25,620
  Additional paid-in capital                                            3,751,003          3,748,602

  Accumulated deficit                                                 (14,242,910)        (6,422,987)
                                                                    -------------      -------------

      Total stockholders' deficit                                     (10,465,810)        (2,648,763)
                                                                    -------------      -------------

        Total liabilities and stockholders' deficit                 $     232,613      $     330,044
                                                                    =============      =============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                            STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (Unaudited)

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           JUNE 30,                            JUNE 30,
                                                    2006              2005              2006              2005
                                                 (RESTATED)                          (RESTATED)
                                                ------------      ------------      ------------      ------------
SALES                                           $      2,753      $      3,044      $     12,587      $     10,541

COST OF SALES                                            949             1,106             7,603             3,407
                                                ------------      ------------      ------------      ------------

    GROSS PROFIT                                       1,804             1,938             4,984             7,134

GENERAL AND ADMINISTRATIVE EXPENSES                  108,577            91,727           675,647           185,487
                                                ------------      ------------      ------------      ------------

    LOSS FROM OPERATIONS                            (106,773)          (89,789)         (670,663)         (178,353)

INTEREST AND FINANCING EXPENSE                       (92,872)          (60,208)         (211,355)          (60,226)
LOSS ON EMBEDDED DERIVATIVE LIABILITY               (293,650)               --        (6,937,905)               --
                                                ------------      ------------      ------------      ------------
    NET LOSS                                    $   (493,295)     $   (149,997)     $ (7,819,923)     $   (238,579)
                                                ============      ============      ============      ============

WEIGHTED AVERAGE SHARES OUTSTANDING               26,094,589        30,142,197        25,937,721        27,622,562
                                                ============      ============      ============      ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE     $      (0.02)     $      (0.01)     $      (0.30)     $      (0.01)
                                                ============      ============      ============      ============

                 See accompanying notes to financial statements.

                            HEALTHRENU MEDICAL, INC.
                            STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                   (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                                   JUNE 30,
                                                         ----------------------------
                                                             2006            2005
                                                          (RESTATED)
                                                         -----------      -----------
Cash flows from operating activities:
  Net loss                                               $(7,819,923)     $  (238,579)
  Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation                                               2,827            1,133
    Common stock issued as compensation                           --            3,250
    Accretion of debt discount                               106,806               --
    Amortization of deferred financing costs                  40,455               --
    Common stock issued for services                           2,876               --
    Loss on embedded derivative liability                  6,937,905               --
    Net changes in:
      Accounts receivable                                         79             (314)
      Prepaids Assets and Other                                2,146           39,484
      Inventory                                               (1,923)          (1,398)
      Accounts payable & Accrued liabilities                  74,905            8,949
                                                         -----------      -----------
        Net cash used in operating activities               (653,847)        (187,475)
                                                         -----------      -----------

Cash flows from investing activities:
  Purchase of fixed assets                                    (4,143)            (506)
                                                         -----------      -----------

Cash flows from financing activities:
  Common stock issued for cash                                    --          109,449
  Proceeds from convertible notes, net                       494,964           90,000
                                                         -----------      -----------
        Net cash provided by financing activities            494,964          199,449
                                                         -----------      -----------

(Decrease)/Increase in cash                                 (163,026)          11,468
Cash and cash equivalents, beginning of period               163,095            7,560
                                                         -----------      -----------
Cash and cash equivalents, end of period                          69           19,028
                                                         ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                          --              226
                                                         ===========      ===========
  Cash paid for income taxes                                      --               --
                                                         ===========      ===========
  Non-cash investing and financing activities:
 Debt discount related to derivatives                        600,000               --
                                                         ===========      ===========
    Issuance of common stock and notes payable
for financing costs                                               --          360,000
                                                         ===========      ===========
    Issuance of common stock as payment of liability              --           52,512
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

      RESTATEMENTS

      Restatements of previously  reported 2006 financial results were made. See
      Note 11.

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

      The Company establishes an allowance for doubtful accounts based upon the aging of customer balances and the likelihood of collection. As of June 30, 2006 the Company has determined that no allowance for doubtful accounts is necessary.

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

      INVENTORY

      Inventory consists solely of finished goods and is stated at the lower of cost or market. Cost is computed using actual costs on a first-in, first-out basis. Since the inventory typically has a very long shelf life, management reviews the inventory on an annual basis and records a reserve for obsolescence when considered necessary. As of June 30, 2006, the Company has determined that no reserve for inventory obsolescence is necessary.

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

4.    GOING CONCERN

      HealthRenu's financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. HealthRenu has incurred net losses of $7,819,923 for the nine months ended June 30, 2006 and cumulative net losses of $14,242,910 since its inception and has a working capital deficit of $10,561,477. These conditions raise substantial doubt about HealthRenu's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

5.    DEFERRED LOAN COSTS

      In connection with the Convertible Notes Payable described in Note 7 below the Company incurred certain direct expenses as a result of these debt agreements. As of June 30, 2006, the total costs capitalized by the Company were $242,236. These deferred loan costs are being amortized using the effective interest method over the three-year and five-year estimated lives of the related debt agreements. The Company recorded $16,687 and $40,454 of amortization expense during the three month and nine month periods ending June 30, 2006 related to these deferred loan costs which are included in the statement of operations as additional interest and financing expense. The accumulated amortization of deferred loan costs was $41,348 at June 30, 2006.

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

      Since the number of warrants to become exercisable in connection with both convertible note issuances are indeterminable, they have been classified as a derivative instrument based on the guidance of SFAS No. 133 and EITF 00-19 (see Note 9 below for further discussion).

8.    COMMON STOCK

      In May 2005, the Company entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., where the Company may periodically sell shares of common stock for a purchase price up to a maximum of $10 million subject to the completion of the registration of the Company's common stock under the Securities Act of 1933.

9.    DERIVATIVES

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

      1.    Convertible notes payable

      2. Warrants to purchase common stock associated with the Notes Payable ("Note Warrants")

      3.    Warrants  to  purchase   common  stock  issued  to  placement  agent
            ("Placement Warrants")

      4. Warrants to purchase common stock issued to consultants ("Consulting Warrants")

      Based on the guidance in SFAS No. 133 and EITF 00-19, HealthRenu concluded that these instruments were required to be accounted for as derivatives. SFAS No. 133 and EITF 00-19 require HealthRenu to bifurcate and separately account for the conversion features of the Notes Payable and warrants issued as embedded derivatives.

      Pursuant to SFAS No. 133, HealthRenu bifurcated the conversion feature from the Notes Payable because the conversion price is not fixed and the Notes Payable are not convertible into a fixed number of shares. Accordingly, the embedded derivative must be bifurcated and accounted for separately.

      Furthermore, HealthRenu concluded that the exercise price and the number of shares to be issued under the Placement Warrants and the Consulting Warrants are fixed. However, since the Notes Payable were issued prior to these warrants and these debentures might result in issuing an indeterminate number of shares, it cannot be concluded that HealthRenu has a sufficient number of authorized shares to settle these warrants. As such, the warrants were accounted for as derivative instrument liabilities. HealthRenu is required to record the fair value of the conversion features and the warrants on its balance sheet at fair value with changes in the values of these derivatives reflected in the statement of operations as "Loss on embedded derivative liability." The derivative liabilities were not previously classified as such in HealthRenu's historical financial statements. In order to reflect these changes, HealthRenu is concurrently restating its financial statements for the year ended September 30, 2005, and each of the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006.

      The impact of the application of SFAS No. 133 and EITF 00-19 on the balance sheet as of June 30, 2006 is as follows:

                                    Embedded derivative
                                     liability balance

      Notes Payable                      9,267,310
      Placement Warrants                   707,642
      Consulting Warrants                  193,074
                                       -----------
                            Total:      10,168,026
                                       -----------

      The impact on statements of operations as of the three and nine months ended June 30, 2006 is as follows:

      Gain (loss) on embedded
      derivative liabilities:          three months ended                    nine months ended
                              June 30, 2006       June 30, 2005      June 30, 2006       June 30, 2005
                              --------------      --------------     --------------      --------------
      Notes Payable           $     (348,050)     $           --     $   (6,733,581)     $           --
      Placement Warrants              41,465                  --           (493,807)                 --
      Consulting Warrants             12,935                  --            289,483                  --
                              --------------      --------------     --------------      --------------
          Total loss on
      embedded derivative
      liabilities:            $     (293,650)     $           --     $   (6,937,905)     $           --
                              --------------      --------------     --------------      --------------

10.   WARRANTS

      In September 2005 the Company granted warrants to certain consultants and placement agents to purchase 1,587,237 shares of the Company's common stock exercisable at $0.30 to $0.50 per share, at which time the trading price ranged from $0.31 to $0.44 per share. The warrants were fully vested, exercisable at the date of grant and expire on October 31, 2009.

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

      Outstanding options and warrants as of June 30, 2006 are as follows:

    Grant      Expiration     Exerc.     Outstanding      New        Exercises       Outstanding
    Date          Date        Price       09/30/05       Grants                        06/30/06

    9/05          10/09        $0.50      1,100,000        -              -            1,100,000
    9/05          10/09        $0.48        119,318        -              -              119,318
    9/05          10/09        $0.35        106,875        -              -              106,875
    9/05          10/09        $0.36        121,818        -              -              121,818
    9/05          10/09        $0.30        139,226        -              -              139,226
    2/06          03/11        $0.18                      1,181,250                    1,181,250
    2/06          03/11        $0.18                        781,875                      781,875
    2/06          03/11        $0.17                      1,506,000                    1,506,000

                                      -----------------------------------------------------------
Totals                                    1,587,237       3,469,125             -      5,056,362
                                      -----------------------------------------------------------

11.   RESTATEMENT

      The Company has restated its quarterly financial statements from amounts previously reported June 30, 2006. The Company has identified certain accounting errors related to its debt arrangements and specifically instruments which have previously been determined to contain embedded derivatives. The Company's original accounting adjustments for these instruments did not include fully reducing the associated net convertible notes payable balance to zero and accreting these discounts throughout the estimated expected life of the related instruments. There were also other minor adjustments related to changes in the estimated fair market value of its derivative instruments. The Company is required to accrete these debt discounts over the life of the related debt instrument. The Company's policy is to use the effective interest method of amortization over the expected estimated life of the underlying instruments. The effect of the (non-cash) changes related to the increase in the basis of these discounts along with slight adjustments in the fair market value of the Company's derivative liability, on the statement of operations for the three and nine months ended June 30, 2006, was an increase in the net loss attributable to common shareholders of $4,617 and $4,952, respectively. Basic earnings (loss) attributable to common shareholders per share for the three and nine months ended June 30, 2006 increased $0.01 per share as a result of the restatement.

In all other material respects, the financial statements are unchanged. Following is a summary of the restatement adjustments:

                                                              AS OF JUNE 30, 2006
                                                AS REPORTED       ADJUSTMENTS          AS RESTATED
                                                ------------      ------------         ------------
SUMMARY BALANCE SHEET
---------------------

     ASSETS

 Current assets:
  Cash and cash equivalents                     $         69      $         --         $         69
  Accounts receivable                                    637                --                  637
  Inventory                                           20,111                --               20,111
  Prepaid expense                                         --                --                   --
                                                ------------      ------------         ------------

    Total current assets                              20,817                --               20,817
                                                ------------      ------------         ------------

Property and equipment, net                           10,908                --               10,908
Deferred Financing Costs, net                        200,888                --              200,888
                                                ------------      ------------         ------------
Total assets                                    $    232,613      $         --         $    232,613
                                                ============      ============         ============

LIABILITIES AND
STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                              $    120,661      $         --         $    120,661
  Accounts payable-stockholder                            --                --                   --
Accrued interest                                      77,604            (2,534)  (a)         75,070

  Accrued liabilities                                 29,694                --               29,694
  Note payable                                       188,843                --              188,843
  Derivative liability                            10,177,505            (9,479)  (b)     10,168,026
                                                ------------      ------------         ------------

    Total current liabilities                     10,594,307           (12,013)          10,582,294
                                                ------------      ------------         ------------

Convertible notes payable                            159,231           (43,102)  (c)        116,129

Total liabilities                                 10,753,538           (55,115)          10,698,423
                                                ============      ============         ============

Stockholders' deficit:
  Convertible preferred stock, Series 2000A                2                --                    2
  Common stock                                        26,095                --               26,095
  Additional paid-in capital                       4,208,273          (457,270)  (d)      3,751,003
  Accumulated deficit                            (14,755,295)          512,385   (e)    (14,242,910)
                                                ------------      ------------         ------------
   Total stockholders' deficit                   (10,520,925)           55,115          (10,465,810)
                                                ------------      ------------         ------------
Total liabilities and stockholders' deficit     $    232,613      $         --         $    232,613
                                                ============      ============         ============

(a) To adjust accrued interest to actual based upon errors in the Company's amortization schedules.

(b) To record changes in the estimated fair value of warrants of and embedded derivatives based upon revisions in the Company's estimated fair market value.

(c) To adjust debt discount to actual resulting from errors in the initial establishment of debt discount resulting from accounting for embedded derivatives and warrants.

(d) To adjust additional paid-in capital for derivative instruments previously considered having beneficial conversion features. See the Company's September 30, 2005 form 10KSB/A-2 or subsequent amendment thereof for further discussion.

(e) To adjust additional paid-in capital for derivative instruments previously considered having beneficial conversion features and other prior period adjustments. See the Company's September 30, 2005 form 10KSB/A-2 or subsequent amendments thereof for further discussion.

(f) To adjust accumulated deficit for the correction of prior period errors as discussed in the statement regarding this amendment in the front of this filing along with closing net loss related to the re-statement entries for the current period.

                            FOR THE THREE MONTHS ENDED JUNE 30, 2006           FOR THE NINE MONTHS ENDED JUNE 30, 2006
                         AS REPORTED     ADJUSTMENTS        AS RESTATED     AS REPORTED     ADJUSTMENTS         AS RESTATED
                         ------------    ------------       ------------    ------------    ------------        ------------
SUMMARY STATEMENT OF
     OPERATIONS
Sales                    $      2,753    $         --       $      2,753    $     12,587    $         --        $     12,587
Cost of sales                     949              --                949           7,603              --               7,603
                         ------------    ------------       ----------------------------    ------------        ------------
Gross profit (loss)             1,804              --              1,804           4,984              --               4,984
General and
administrative
expenses                      108,577              --            108,577         675,647              --             675,647
                         ------------    ------------       ----------------------------    ------------        ------------
Loss from operations         (106,773)             --           (106,773)       (670,663)             --            (670,663)
Interest and financing
expense                       (97,065)          4,193  (a)       (92,872)       (205,820)         (5,535)  (a)      (211,355)

Loss on embedded
derivative liability         (294,074)            424  (b)      (293,650)     (6,938,488)            583   (b)    (6,937,905)

Net loss                 $   (497,912)   $      4,617       $   (493,295)   $ (7,814,971)   $     (4,952)       $ (7,819,923)
                         ============                       ============================                        ============

Weighted average
shares outstanding         26,094,589              --         26,094,589      25,937,721              --          25,937,721

Basic and diluted net
loss per common share    $      (0.02)             --       $      (0.02)   $      (0.30)   $         --        $      (0.30)

(a) To record changes in the amortization of debt discounts based upon changes in the basis of the Company's debt discount and adjustments to interest expense as a result of certain errors in the Company's interest amortization schedules.

(b) To record the change in the estimated fair value of warrants of and embedded derivatives based upon revisions in the Company's estimated fair market value.

12.   SUBSEQUENT EVENTS

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

Loss on embedded derivative liability. We recognized a loss on derivative instruments of $293,650 during the three months ended June 30, 2006 compared to no activity during the three months ended June 30, 2005. The increase is a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrants and debt instruments were issued during the August and September of our 2005 fiscal year and February of our 2006 fiscal year.

Interest and financing expense increased to $92,872 for three months ended June 30, 2006 from $60,208 for the three months ended June 30, 2005. The increase is attributable to the additional interest related to our outstanding note payable and convertible notes.

We recorded a loss from operations of $106,773 for the three months ended June 30, 2006 compared to a loss from operations of $89,789 for the three months ended June 30, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $493,295 for the three months ended June 30, 2006 compared to a net loss of $149,997 for the three months ended June 30, 2005. The increase in loss is due to the loss on embedded derivative liabilities.

Basic and diluted net loss per common share was $.02 for the three months ended June 30, 2006 compared to $0.01 for the three months ended June 30, 2005.

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

Loss on embedded derivative liability. We recognized a loss on derivative instruments of $6,937,905 during the nine months ended June 30, 2006 compared to no activity during the nine months ended June 30, 2005. The increase is as a result of the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our debt instruments that have been bifurcated and accounted for separately. These warrant and debt instruments were issued during August and September of our 2005 fiscal year and February of our 2006 fiscal year.

Interest and financing expense increased to $211,355 for nine months ended June 30, 2006 from $60,226 for the nine months ended June 30, 2005. The increase is attributable to the additional interest related to our outstanding note payable and convertible notes.

We recorded a loss from operations of $670,663 for the nine months ended June 30, 2006 compared to a loss from operations of $178,353 for the nine months ended June 30, 2005. The increase in loss from operations is principally due to the increase in general and administrative expenses.

We reported a net loss of $7,819,923 for the nine months ended June 30, 2006 compared to a net loss of $238,579 for the nine months ended June 30, 2005. The increase in loss is due to the loss on embedded derivative liabilities.

Basic and diluted net loss per common share was $0.30 for the nine months ended June 30, 2006 compared to $0.01 for the nine months ended June 30, 2005.

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

As of June 30, 2006, our accounts payable totaled $120,661. Total current liabilities were $10,582,294 primarily attributable to derivative liabilities.

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

GOING CONCERN

Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses for the foreseeable future. As of June 30, 2006, we had an accumulated deficit of approximately $14.25 million. These factors raise substantial doubt regarding our ability to continue as a going concern. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We have had limited sales of our products to date. We incurred net losses of approximately $14.25 million from inception in 1997 to June 30, 2006, including approximately $7.8 million of net loss during the nine months ended June 30, 2006. We expect to incur substantial additional operating losses for the foreseeable future. During the nine months ended June 30, 2006, we only generated revenues from product sales in the amount of approximately $12,587. We may not continue to generate revenues from operations or achieve profitability in the near future or at all.

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

In its report dated January 25, 2006, except for notes 15 and 16 which are dated October 10, 2006, our former auditors, Ham, Langston & Brezina, L.L.P., expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our accompanying financial statements have been prepared on a going concern basis, which contemplates our continuation of operations, realization of assets and liquidation of liabilities in the ordinary course of business. Since inception, we have incurred substantial operating losses and expect to incur additional operating losses over the next several years. As of the nine months ended June 30, 2006, we had an accumulated deficit of approximately $14.25 million. Our accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We had a working capital deficit of $10,561,477 at June 30, 2006, which means that our current liabilities exceeded our current assets on June 30, 2006 by $10,561,477. Current assets are assets that are expected to be converted to cash or otherwise utilized within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on June 30, 2006 were not sufficient to satisfy all of our current liabilities on that date. Our working capital deficit is in large part a reflection of our loss on embedded derivatives.

      o     We face risks related to our accounting restatements.

On July 11, 2006 we publicly announced that we had discovered accounting errors in previously reported financial statements. Following consultation with our independent accountants, we decided to restate our financial statements for the quarters ended June 30, 2006, March 31, 2006 and December 31, 2005 and the year ended September 30, 2005. The restatements relate to the accounting for certain debt financings we conducted in August 2005 and February 2006 as well as certain warrants issued by us. Further information about these restatements is contained in our Current Report on Form 8-K filed July 11, 2006 and this Amended Quarterly Report on Form 10-QSB/A for the nine months ended June 30, 2006. We are concurrently filing restated financial statements for each of the quarters ended December 31, 2005, March 31, 2006, and June 30, 2006 and the year ended September 30, 2005 as soon as practicable.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result after a review of our June 30, 2006, March 31, 2006, December 31, 2005 and September 30, 2005 operating results, we identified certain deficiencies in certain disclosure controls and procedures which we have addressed as stated above.

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

                              Conversion At     Conversion At      Conversion At      Conversion At
                                 Assumed           Assumed            Assumed            Assumed
                             Average Trading   Average Trading    Average Trading    Average Trading
                             Price of $0.12    Price of $0.09     Price of $0.06     Price of $0.03
                             ---------------   ---------------    ---------------    ---------------
Conversion Price                  $0.102           $0.0765            $0.051             $0.0255

Shares Issuable on              5,029,412         6,705,882         10,058,824          20,117,647
 Conversion of 2005 Notes

Shares Issuable on             10,058,824        13,411,765         20,117,647          40,235,294
Exercise of Warrants

Percentage of Outstanding
Common Stock                       34.9%             41.7%              51.8%              68.2%

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

                               Conversion At       Conversion At       Conversion At       Conversion At
                                  Assumed             Assumed             Assumed             Assumed
                              Average Trading     Average Trading     Average Trading     Average Trading
                              Price of $0.12      Price of $0.09      Price of $0.06      Price of $0.03
                              ---------------     ---------------     ---------------     ---------------
Conversion Price                   $0.096             $0.072              $0.048                $0.024

Shares Issuable on                5,480,208         7,306,944           10,960,417            21,920,833
 Conversion of 2006 Notes

Shares Issuable on               43,841,667        58,455,556           87,683,833           175,366,667
Exercise of Warrants

Percentage of Outstanding
Common Stock                        63.7%             70.1%                77.8%                 87.5%

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

Previously,  we  had  identified  deficiencies  in  our  internal  controls  and disclosure  controls  related  to  the  accounting  for  convertible  debt  with conversion features contingent upon future prices of our stock and convertible debt with detachable warrants, primarily with respect to accounting for derivative liabilities in accordance with EITF 00-19 and SFAS No. 133. We must restate our financial statements for the year ended September 30, 2005 and for the quarterly periods ending December 31, 2005, March 31, 2006, and June 30, 2006 in order to correct the accounting in such financial statements with respect to derivative liabilities in accordance with EITF 00-19 and SFAS No.
133. During our third fiscal quarter ended June 30, 2006, we have undertaken improvements to our internal controls in an effort to remediate these deficiencies through the following efforts: 1) implementing a review of all convertible securities to identify any securities that are not conventional convertible securities 2) engaging the consulting services of an outside accountant to review our financial statements each month and; 3)improving supervision and training of our accounting staff to understand and implement the requirements of EITF 00-19 and SFAS No. 133.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            EXHIBIT NO.       DESCRIPTION

            10.1 Second Amendment to Office Building Lease Agreement effective as of May 1, 2006 between HealthRenu Medical, Inc. and Denmark House Investment, Ltd.(1)

            31 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

            32 Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

            *Filed herewith as an exhibit.

            (1) Filed as Exhibit 10.1 to our Form 10-QSB for the quarter ended June 30, 2006 filed with the Securities and Exchange Commission on October 3, 2006 and incorporated herein by reference.

(b) Reports on Form 8-K. During the quarter ended June 30, 2006 and up to and including September 15, 2006, the issuer filed the following Reports on Form 8-K:

      Report on Form 8-K dated April 28, 2006 and filed with the Securities and Exchange Commission on May 4, 2006.

      Report on Form 8-K/A dated April 28, 2006 and filed with the Securities and Exchange Commission on May 18, 2006.

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